Form 10-Q
period 1996-03-31
CASE CORP
filed 1996-05-10
CIK 922321

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-13098

                               ----------------

                               CASE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              76-0433811
       (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)

                      700 STATE STREET, RACINE, WI 53404
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (414) 636-6011

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  Common Stock, par value $0.01 per share: 72,402,898 shares outstanding as of March 31, 1996.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Case Corporation and Consolidated Subsidiaries--
    Balance Sheets........................................................   2
    Statements of Income..................................................   3
    Statements of Cash Flows..............................................   4
    Statements of Changes in Stockholders' Equity.........................   5
    Notes to Financial Statements.........................................   6
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  11
Part II--Other Information
  Item 1. Legal Proceedings...............................................  15
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  15

- --------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                     PART I
                             FINANCIAL INFORMATION

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES
    CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1996, AND DECEMBER 31, 1995
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                              CONSOLIDATED         CASE INDUSTRIAL          CASE CREDIT
                         ---------------------- ---------------------- ----------------------
                         MARCH 31, DECEMBER 31, MARCH 31, DECEMBER 31, MARCH 31, DECEMBER 31,
                           1996        1995       1996        1995       1996        1995
                         --------- ------------ --------- ------------ --------- ------------
         ASSETS
Current Assets:
 Cash and cash
  equivalents...........  $   71      $  132     $   59      $  117     $   12      $   15
 Accounts and notes
  receivable:
 Trade..................   1,721       1,504      1,543       1,323        179         181
 Affiliates.............     --          --         --          --           5          16
 Other..................      74          55         27          18         47          37
 Inventories............   1,066         901      1,066         901        --          --
 Deferred income taxes..     201         200        185         185         16          15
 Prepayments and other..      68          60         68          57        --            3
                          ------      ------     ------      ------     ------      ------
   Total current assets.   3,201       2,852      2,948       2,601        259         267
                          ------      ------     ------      ------     ------      ------
Long-Term Receivables...   1,071       1,244        266         395        793         835
Other Assets:
 Investments in joint
  ventures..............      73          65         73          65        --          --
 Investment in Case
  Credit................      --          --        201         193        --          --
 Goodwill and
  intangibles...........     189         176        189         176        --          --
 Other..................     151         176        151         139         11          51
                          ------      ------     ------      ------     ------      ------
   Total other assets...     413         417        614         573         11          51
                          ------      ------     ------      ------     ------      ------
Property, Plant and
 Equipment, at cost.....   1,953       1,970      1,953       1,970        --          --
 Accumulated
  depreciation..........  (1,015)     (1,014)    (1,015)     (1,014)       --          --
                          ------      ------     ------      ------     ------      ------
Net property, plant and
 equipment..............     938         956        938         956        --          --
                          ------      ------     ------      ------     ------      ------
   Total................  $5,623      $5,469     $4,766      $4,525     $1,063      $1,153
                          ======      ======     ======      ======     ======      ======
 LIABILITIES AND EQUITY
Current Liabilities:
 Current maturities of
  long-term debt........  $   45      $   47     $   45      $   47     $  --       $  --
 Short-term debt........     775       1,005        237          97        538         908
 Accounts payable.......     587         533        579         533         13          16
 Restructuring
  liability.............      77          97         77          97        --          --
 Other accrued
  liabilities...........     762         784        729         748         33          36
                          ------      ------     ------      ------     ------      ------
   Total current
    liabilities.........   2,246       2,466      1,667       1,522        584         960
                          ------      ------     ------      ------     ------      ------
Long-Term Debt..........   1,160         889        882         889        278         --
Other Liabilities:
 Pension benefits.......     132         134        132         134        --          --
 Other postretirement
  benefits..............     103          98        103          98        --          --
 Other postemployment
  benefits..............      39          40         39          40        --          --
 Restructuring
  liability.............     205         210        205         210        --          --
 Other..................      46          35         46          35        --          --
                          ------      ------     ------      ------     ------      ------
   Total other
    liabilities.........     525         517        525         517        --          --
                          ------      ------     ------      ------     ------      ------
Commitments and
 Contingencies
Preferred Stock with
 Mandatory Redemption
 Provisions.............      77          77         77          77        --          --
Stockholders' Equity:
 Common Stock, $0.01 par
  value; authorized
  200,000,000 shares,
  issued 72,439,557,
  outstanding
  72,402,898............       1           1          1           1        --          --
 Paid-in capital........   1,199       1,154      1,199       1,154        199         199
 Cumulative translation
  adjustment............     (19)        (21)       (19)        (21)        (6)         (8)
 Unearned compensation
  on restricted stock...     (10)        (10)       (10)        (10)       --          --
 Pension liability
  adjustment............      (2)         (2)        (2)         (2)       --          --
 Retained earnings......     447         399        447         399          8           2
 Treasury stock, 36,659
  shares, at cost.......      (1)         (1)        (1)         (1)       --          --
                          ------      ------     ------      ------     ------      ------
   Total stockholders'
    equity..............   1,615       1,520      1,615       1,520        201         193
                          ------      ------     ------      ------     ------      ------
   Total................  $5,623      $5,469     $4,766      $4,525     $1,063      $1,153
                          ======      ======     ======      ======     ======      ======

  The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.
   Reference is made to Note 1 for definitions of "Case Industrial" and "Case
                                    Credit."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1996, AND 1995
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      CASE
                                  CONSOLIDATED     INDUSTRIAL      CASE CREDIT
                                  --------------  --------------  -------------
                                  THREE MONTHS    THREE MONTHS    THREE MONTHS
                                      ENDED           ENDED           ENDED
                                    MARCH 31,       MARCH 31,       MARCH 31,
                                  --------------  --------------  -------------
                                   1996    1995    1996    1995    1996   1995
                                  ------  ------  ------  ------  ------ ------
Revenues:
 Net sales....................... $1,105  $1,141  $1,105  $1,141  $   -- $   --
 Interest income and other.......     66      37      16      15      66     51
                                  ------  ------  ------  ------  ------ ------
                                   1,171   1,178   1,121   1,156      66     51
Costs and Expenses:
 Cost of goods sold..............    844     876     844     876      --     --
 Selling, general and
  administrative.................    119     133     128     156       7      6
 Research, development and
  engineering....................     45      35      45      35      --     --
 Interest expense................     40      43      23      34      17     10
 Other, net......................      4       3       4       3      --     --
                                  ------  ------  ------  ------  ------ ------
Income before taxes and
 cumulative effect of changes in
 accounting principles and
 extraordinary loss..............    119      88      77      52      42     35
Income tax provision.............     44      18      28       3      16     14
                                  ------  ------  ------  ------  ------ ------
Income before cumulative effect
 of changes in accounting
 principles and extraordinary
 loss............................     75      70      49      49      26     21
Equity in income--Case Credit....     --      --      26      21      --     --
                                  ------  ------  ------  ------  ------ ------
Income before cumulative effect
 of changes in accounting
 principles and extraordinary
 loss............................     75      70      75      70      26     21
Cumulative effect of changes in
 accounting
 principles .....................     --      (9)     --      (9)     --     --
Extraordinary loss...............    (22)     --     (22)     --      --     --
                                  ------  ------  ------  ------  ------ ------
Net income....................... $   53  $   61  $   53  $   61  $   26 $   21
                                  ======  ======  ======  ======  ====== ======
Preferred stock dividends........      2       2
                                  ------  ------
Net income to common............. $   51  $   59
                                  ======  ======
Per share data:
 Primary income per share of
  common stock................... $ 0.70  $ 0.83
                                  ======  ======
 Fully diluted net income per
  share of common stock.......... $ 0.69  $ 0.82
                                  ======  ======

  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.
   Reference is made to Note 1 for definitions of "Case Industrial" and "Case
                                    Credit."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996, AND 1995
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                     CASE
                                 CONSOLIDATED     INDUSTRIAL      CASE CREDIT
                                 --------------  --------------  --------------
                                 THREE MONTHS    THREE MONTHS    THREE MONTHS
                                     ENDED           ENDED           ENDED
                                   MARCH 31,       MARCH 31,       MARCH 31,
                                 --------------  --------------  --------------
                                  1996    1995    1996    1995    1996    1995
                                 ------  ------  ------  ------  ------  ------
Operating activities:
 Net income....................  $   53  $   61  $   53  $   61  $   26  $   21
 Adjustments to reconcile net
  income to net cash provided
  (used) by operating
  activities:
    Depreciation and
     amortization..............      30      31      30      31      --      --
    Deferred income tax
     benefit...................      (3)    (26)     (3)    (26)     --      --
    Loss on disposal of fixed
     assets....................       2      --       2      --      --      --
    Extraordinary loss, after
     tax.......................      22      --      22      --      --      --
    Cumulative effect of
     changes in accounting
     principles................      --       9      --       9      --      --
    Cash paid for
     restructuring.............     (18)    (10)    (18)    (10)     --      --
    Changes in components of
     working capital:
       (Increase) decrease in
        receivables............    (209)    (80)   (225)    (48)     27     (22)
       (Increase) decrease in
        inventories............    (164)   (182)   (164)   (182)     --      --
       (Increase) decrease in
        prepayments and other
        current assets.........      (7)     (8)     (9)     (8)      2      --
       Increase (decrease) in
        payables...............      44     105      56     105     (23)      2
       Increase (decrease) in
        accrued liabilities....      (8)     13      (5)     15      (3)     (2)
    (Increase) decrease in
     long-term receivables.....     180    (160)    132    (107)     45     (59)
    Increase (decrease) in
     other liabilities.........       5       3       5       3      --      --
    Other, net.................      32       7      (3)      8      40      (7)
                                 ------  ------  ------  ------  ------  ------
    Net cash provided (used) by
     operating activities......     (41)   (237)   (127)   (149)    114     (67)
                                 ------  ------  ------  ------  ------  ------
Investing activities:
 Expenditures for property,
  plant and equipment..........     (15)     (9)    (15)     (9)     --      --
 Acquisitions and investments..     (17)     --     (17)     --      --      --
 Other, net....................       2       4      (6)      4      --      --
                                 ------  ------  ------  ------  ------  ------
    Net cash used by investing
     activities................     (30)     (5)    (38)     (5)     --      --
                                 ------  ------  ------  ------  ------  ------
Financing activities:
 Proceeds from issuance of
  common stock.................      30      --      30      --      --      --
 Proceeds from issuance of
  long-term debt...............     500      --     300      --     200      --
 Payment of long-term debt.....    (353)    (25)   (353)    (25)     --      --
 Net (decrease) increase in
  revolving credit facilities..    (161)    261     136     173    (297)     87
 Dividends paid (common and
  preferred)...................      (5)     (5)     (5)     (5)    (20)    (18)
 Other, net....................      (1)      3      (1)      1      --      --
                                 ------  ------  ------  ------  ------  ------
    Net cash provided (used) by
     financing activities......      10     234     107     144    (117)     69
                                 ------  ------  ------  ------  ------  ------
Effect of foreign exchange rate
 changes on cash and cash
 equivalents...................      --       1      --       1      --      --
Increase (decrease) in cash and
 cash equivalents..............     (61)     (7)    (58)     (9)     (3)      2
Cash and cash equivalents,
 beginning of period...........     132      68     117      64      15       4
                                 ------  ------  ------  ------  ------  ------
Cash and cash equivalents, end
 of period.....................  $   71  $   61  $   59  $   55  $   12  $    6
                                 ======  ======  ======  ======  ======  ======
Cash paid during the period for
 interest......................  $   53  $   37  $   38  $   26  $   15  $   11
                                 ======  ======  ======  ======  ======  ======
Cash paid during the period for
 taxes.........................  $   27  $   46  $    3  $   32  $   24  $   14
                                 ======  ======  ======  ======  ======  ======

  The accompanying notes to financial statements are an integral part of these
                           Statements of Cash Flows.
   Reference is made to Note 1 for definitions of "Case Industrial" and "Case
                                    Credit."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                         CUMULATIVE                PENSION
                          COMMON PAID-IN TRANSLATION   UNEARNED   LIABILITY  RETAINED TREASURY
                          STOCK  CAPITAL ADJUSTMENT  COMPENSATION ADJUSTMENT EARNINGS  STOCK   TOTAL
                          ------ ------- ----------- ------------ ---------- -------- -------- ------
Balance, December 31,
 1994...................   $ 1   $1,128     $(22)        $ (7)       $(2)      $ 83     $--    $1,181
 Net income.............    --       --       --           --         --        337      --       337
 Dividends declared.....    --       --       --           --         --        (21)     --       (21)
 Translation adjustment.    --       --        1           --         --         --      --         1
 Capital contributions
  on stock issuance.....    --       20       --           --         --         --      --        20
 Recognition of
  compensation on
  restricted stock......    --       --       --            3         --         --      --         3
 Issuance of restricted
  stock.................    --        6       --           (6)        --         --      --        --
 Acquisition of treasury
  stock.................    --       --       --           --         --         --      (1)       (1)
                           ---   ------     ----         ----        ---       ----     ---    ------
Balance, December 31,
 1995...................     1    1,154      (21)         (10)        (2)       399      (1)    1,520
 Net income (unaudited).    --       --       --           --         --         53      --        53
 Dividends declared
  (unaudited)...........    --       --       --           --         --         (5)     --        (5)
 Translation adjustment
  (unaudited)...........    --       --        2           --         --         --      --         2
 Capital contributions
  on stock issuance
  (unaudited)...........    --       45       --           --         --         --      --        45
                           ---   ------     ----         ----        ---       ----     ---    ------
Balance, March 31, 1996
 (unaudited)............   $ 1   $1,199     $(19)        $(10)       $(2)      $447     $(1)   $1,615
                           ===   ======     ====         ====        ===       ====     ===    ======

     The accompanying notes to financial statements are an integral part of these Statements of Changes in Stockholders' Equity.

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

  The accompanying financial statements reflect the consolidated results of Case Corporation ("Case" or the "Company") and also include, on a separate and supplemental basis, the combination of Case's industrial companies and credit companies as follows:

  Case Industrial -- The financial information captioned "Case Industrial"
                     reflects the consolidation of all majority-owned subsidiaries except for the wholly-owned retail credit subsidiaries. The credit operations are included on an equity basis.

  Case Credit     -- The financial information captioned "Case Credit" reflects
                     Case's wholly-owned retail credit subsidiaries.

  All significant intercompany transactions, including activity within and between "Case Industrial" and "Case Credit" have been eliminated.

  In the opinion of management, the accompanying unaudited financial statements of Case Corporation and Consolidated Subsidiaries contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of March 31, 1996, and the results of operations, changes in stockholders' equity and cash flows for the periods indicated. Interim financial results are not necessarily indicative of operating results for an entire year.

  Certain reclassifications have been made to conform the prior years' financial statements to the 1996 presentation.

(2) ASSET-BACKED SECURITIZATIONS

  In the first quarter of 1996, limited-purpose business trusts organized by Case issued $625 million of asset-backed securities to outside investors of which $234 million was prefunded. The Company will sell the remaining retail notes to the trust as new receivables are acquired. The proceeds from the sale of the notes were used to repay outstanding debt and to finance additional receivables. In the first quarter of 1995, the Company completed a $600 million asset-backed securitization transaction, of which $247 million was prefunded.

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

(3) LONG-TERM DEBT

  A summary of long-term debt is set forth in the following table (in millions):

                                                         MARCH 31, DECEMBER 31,
                                                           1996        1995
                                                         --------- ------------
Case Industrial
Case Corporation
  Senior subordinated notes, payable in 2002, interest
   rate of 10.5%........................................  $  --       $  277
  Term loan, payable on various dates through 2000,
   average interest
   rates of 6.0% and 6.4%, respectively.................     288         324
  Notes, payable in 2005, interest rate of 7.25%,
   effective rate of 7.36%..............................     298         298
  Notes, payable in 2016, interest rate of 7.25%........     300         --
Case France S.A.
  Notes, payable on various dates through 2000, interest
   rate of 4.5%.........................................      32          33
Other debt..............................................       9           4
                                                          ------      ------
                                                             927         936
Less-current maturities.................................     (45)        (47)
                                                          ------      ------
    Total long-term debt--Case Industrial...............  $  882      $  889
                                                          ------      ------
Case Credit
Case Credit Corporation
  Notes, payable in 2003, interest rate of 6.125%.......  $  200      $  --
Case Credit Australia Pty., Ltd.
  Long-term portion of borrowings on a line of credit,
   average interest
   rate of 7.4%.........................................      78         --
                                                          ------      ------
    Total long-term debt--Case Credit...................  $  278      $  --
                                                          ------      ------
    Total long-term debt................................  $1,160      $  889
                                                          ======      ======

  In the first quarter of 1996, the Company sold $300 million aggregate principal amount of its 7 1/4% unsecured and unsubordinated notes due 2016 pursuant to a shelf registration statement filed with the Securities and Exchange Commission in June 1995. The net proceeds from the offering, together with cash and additional borrowings under the Company's credit facilities, were used to exercise the Company's option to repurchase for cash all of the Company's 10 1/2% Senior Subordinated Notes and pay accrued interest thereon. The Company incurred an extraordinary charge of $22 million after tax in the first quarter of 1996 as a result of the repurchase.

  In the first quarter of 1996, Case Credit sold $200 million aggregate principal amount of its 6 1/8% unsecured and unsubordinated notes due 2003 pursuant to a $300 million shelf registration statement filed with the Securities and Exchange Commission in December 1995. The net proceeds from the offering were used to repay indebtedness and finance Case Credit's growing portfolio of receivables. The Company has guaranteed the obligations of Case Credit under these notes and the Company will be released from its obligations under the guarantee upon the occurrence of certain events.

(4) INCOME TAXES

  On a consolidated basis, the Company's first quarter effective tax rate of 37% was slightly higher than the U.S. statutory tax rate of 35% primarily due to state income taxes and foreign income taxed at different rates partially offset by a reduction in the tax valuation reserve in certain foreign jurisdictions. In the first quarter of 1995, the effective tax rate of 20% was lower than the U.S. statutory tax rate primarily due to a reduction in the tax valuation reserve.

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5) ACQUISITION OF BUSINESSES

  In the first quarter of 1996, the Company acquired Concord Inc., a manufacturer of air drills based in Fargo, North Dakota, with annual sales of approximately $25 million. In addition, the Company launched a bid to acquire Austoft Holdings Limited ("Austoft") of Australia, the world's largest manufacturer of sugar-cane harvesting equipment. Case has acquired over 95% of Austoft's common stock in the market and pursuant to a tender offer and expects to complete the acquisition in the second quarter.

(6) STOCKHOLDERS' EQUITY

  At the March 15, 1996, meeting of the Board of Directors of the Company, several resolutions were adopted to increase the number of shares of common stock reserved for issuance under the following benefit plans:

                                                                  ADDITIONAL
   PLAN NAME                                                   SHARES AUTHORIZED
   ---------                                                   -----------------
   Case Corporation Equity Incentive Plan ("EIP").............     2,500,000
   Case Corporation Employee Stock Purchase Plan ("ESPP").....     1,000,000
   Case Corporation Retirement Savings Plan...................     4,000,000

  The shares reserved for issuance under these plans will be issued periodically over the next several years. As set forth in the aforementioned resolutions, stockholder approval is required for the increase in the shares in the EIP and the ESPP, and will be voted on at the Company's 1996 Annual Meeting to be held on May 15, 1996.

(7) COMMITMENTS AND CONTINGENCIES

 Environmental matters

  Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations. All available evidence is considered, including prior experience in remediation of contaminated sites, other parties' share of liability at waste sites and their ability to pay and data concerning the waste sites released by the U.S. Environmental Protection Agency or other organizations. These liabilities are included in the accompanying Balance Sheets at their undiscounted amounts. Recoveries are evaluated separately from the liability and, if appropriate, are recorded separately from the associated liability in the accompanying Balance Sheets.

  Case has received and from time to time receives inquiries and/or notices of potential liability at 33 sites that are the subject of remedial activities under Federal or state environmental laws and Case may be required to share in the cost of clean-up. Case is also involved in remediating a number of other sites, including certain of its currently and formerly operated facilities or those assumed through corporate acquisitions. Based upon information currently available, management estimates potential environmental remediation costs to be in a range of $19 million to $38 million, of which approximately $3 million is estimated for Case's remediation share at the 33 waste sites. As of March 31, 1996, environmental reserves of approximately $38 million had been established to address Case's specific estimated potential liabilities. After considering these reserves, management believes that the outcome of these proceedings will not have a material adverse effect on Case's financial position or results of operations.

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

 Product and general liability

  Product and general liability claims against Case arise from time to time in the ordinary course of business. For claims arising out of accidents occurring prior to September 1, 1986, Case maintained product and general liability insurance. For claims arising out of accidents occurring between September 1, 1986, and August 31, 1995, Case elected to self-insure against any expected future claims up to $10 million per claim. For claims arising out of accidents occurring after August 31, 1995, Case has elected to self-insure against any expected future claims up to $5 million per claim for product liability claims and $2 million per claim for general liability claims. Accordingly, a reserve is maintained for costs expected to arise out of product and general liability claims after September 1, 1986. At March 31, 1996, the reserve for product, general liability and worker's compensation claims was $44 million based on actuarial estimates.

  There is an inherent uncertainty as to the eventual resolution of unsettled claims. However, in the opinion of management, any losses with respect to potential existing claims in excess of established reserves will not have a material adverse effect on Case's financial position or results of operations.

 Legal matters

  Case has been named in a three-count criminal information filed in the United States District Court for the Eastern District of Wisconsin (Milwaukee). The first count charges a violation of the International Emergency Economic Powers Act ("IEEPA") due to the involvement of four Case employees in the 1991 sales by Case's French affiliate, Case Poclain, of French-built excavators to a South Korean company for use in Libya; the second count charges a separate IEEPA violation premised on the 1986 and 1987 sales by Case's UK affiliate, J.I. Case Europe Limited, of U.S.-origin parts to British and Korean companies for use in Libya; the final count charges a violation of the Export Administration Act premised on Case's mislabeling of parts shipments to a Syrian dealer from 1988 to 1991.

  The maximum penalty which could be imposed upon conviction of these charges is a fine not to exceed $2 million. If this fine were to be imposed, management believes it would not have a material adverse effect on the financial condition or results of operations of the Company. Further, neither Case's export privileges nor its ability to contract with the government will be adversely affected by this matter.

  In March 1990, Lupia Beteiligungs GmbH ("Lupia"), a subsidiary of Deutsche Bank AG, purchased from Universaltrac Beteiligungs GmbH ("Universaltrac"), a Case subsidiary, all of Case's 50% ownership interest in Intertractor Viehmann GmbH ("Intertractor"), a German producer of crawler tractor undercarriage parts. In November 1992, Lupia demanded rescission of the sale and asserted that Intertractor's 1989 financial statements and its projections for fiscal year 1990 fraudently misstated Intertractor's earning capacity. Lupia also claimed damages for transaction costs related to the sale, for losses sustained by Intertractor after the sale and for restructuring charges incurred to mitigate Intertractor's losses. The total amount claimed by Lupia is approximately DM 220 million, or $153 million.

  Lupia has asserted similar claims against the former owners of the other 50% interest in Intertractor and on or about September 29, 1994, Lupia filed suit against these other former owners on the grounds that they breached their contracts relating to the sale of their interests in Intertractor. Neither the Company nor Universaltrac has been named in that litigation. On or about June 14, 1995, the District Court dismissed the suit without hearing evidence. Lupia appealed the decision, and on May 3, 1996, the Court of Appeals issued a written judgment dismissing Lupia's appeal. Lupia has the right, within the next thirty days, to file a further appeal to the German Supreme Court.

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

  The Company understands that the public prosecutor in Germany, at, the Company believes, the instigation of Lupia, has undertaken a criminal fraud investigation of Intertractor's former general managers in connection with the sale. The Company also understands that the investigation continues, but that no criminal charges have been filed. In connection with the civil case, the District Court held that the former general managers were not agents of the defendant in connection with the sale and the Court of Appeals specifically held that they were not such agents of Universaltrac.

  The Company has agreed to indemnify Tenneco, Inc. against any losses it or its subsidiaries may incur as a result of Lupia's demand. The Company and the Company's outside legal counsel in both the United States and Germany have conducted an investigation into the allegations made by Lupia and have concluded that Lupia's claims are unfounded and not supported by the facts. Based upon these investigations, the Company is of the opinion that the resolution of the dispute will not have a material adverse effect on the financial condition or results of operations of the Company. However, the uncertainties and vagaries attendant to any litigation that may ultimately arise out of Lupia's claims make it impossible to predict with certainty any eventual outcome. As a result, should Lupia continue to pursue and prevail in its allegations, such a result could have a material adverse effect on the financial condition or results of operations of the Company.

  Case is party to numerous legal proceedings arising from its operations, the most common of which involve product liability claims, disputes with dealers and employment matters. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on Case's financial position or results of operations.

(8) EARNINGS PER SHARE OF COMMON STOCK

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
Earnings per average share of Common Stock (shares in
 millions):
Primary
  Net earnings after preferred stock dividends and before
   cumulative effect of changes in accounting principles
   and extraordinary loss................................ $    1.00  $    0.96
  Cumulative effect of changes in accounting principles..       --       (0.13)
  Extraordinary loss.....................................     (0.30)       --
                                                          ---------  ---------
  Net earnings per share of common stock................. $    0.70  $    0.83
                                                          =========  =========
  Average common and common equivalent shares
   outstanding...........................................        73         71
Fully Diluted
  Net earnings before cumulative effect of changes in
   accounting principles and extraordinary loss.......... $    0.98  $    0.94
  Cumulative effect of changes in accounting principles..       --       (0.12)
  Extraordinary loss.....................................     (0.29)       --
                                                          ---------  ---------
  Net earnings per share of common stock................. $    0.69  $    0.82
                                                          =========  =========
  Average common and common equivalent shares
   outstanding...........................................        77         75

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF RESULTS OF OPERATIONS

 First Quarter 1996 vs. First Quarter 1995

EARNINGS

  The Company recorded income before cumulative effect of changes in accounting principles and extraordinary loss of $75 million in the first quarter of 1996. This represents a $5 million improvement compared to income of $70 million in the first quarter of 1995. Earnings per share before accounting changes and extraordinary loss for the quarter was $1.00 per share compared to $0.96 per share in the first quarter of 1995.

  Net income in the first quarter of 1996 was $53 million, with earnings per share of $0.70, versus net income and earnings per share of $61 million and $0.83, respectively, in the first quarter of 1995. In January 1996, the Company repurchased for cash all of its 10 1/2% Senior Subordinated Notes. As a result of the repurchase, the Company recorded an extraordinary loss of $22 million, after tax. Effective January 1, 1995, Case adopted Statement of Financial Accounting Standard ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions," for its non-U.S. plans. The cumulative effect of adopting this standard was to decrease net income by $9 million, after tax, in the first quarter of 1995.

  The Company's industrial operations recorded income before cumulative effect of changes in accounting principles, extraordinary loss and equity income of Case Credit of $49 million in both the first quarter of 1996 and in the first quarter of 1995. On a pretax basis, income increased $25 million to $77 million in the first quarter of 1996 from $52 million in the first quarter of 1995. The industrial effective income tax rate was lower in the first quarter of 1995 as a result of the reversal of certain tax valuation reserves in that period. Case Credit recorded $26 million of net income in the first quarter of 1996, $5 million more than net income of $21 million in the first quarter of 1995.

  Case's operating earnings for the first quarter of 1996 were $126 million, versus $107 million for the same period in 1995. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles and extraordinary loss, including the income of Case Credit on an equity basis. Case's earnings improvement primarily resulted from improved pricing, lower operating expenses and higher equity income from Case Credit, partially offset by the effects of inflation, lower sales volumes and increased expenditures associated with new product development.

  A reconciliation of the Company's industrial net income to operating earnings is as follows (in millions):

                                                                CASE INDUSTRIAL
                                                                ---------------
                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
      Income before cumulative effect of changes in accounting
       principles
       and extraordinary loss.................................. $    75 $    70
      Income tax provision.....................................      28       3
      Interest expense.........................................      23      34
                                                                ------- -------
        Operating earnings..................................... $   126 $   107
                                                                ======= =======

REVENUES

  On a consolidated basis, worldwide revenues decreased $7 million in the first quarter of 1996 to $1,171 million compared to $1,178 million in the first quarter of 1995. Consolidated interest income and other revenue increased $29 million in the first quarter of 1996 to $66 million primarily due to a higher year-over-year net gain on the asset-backed securitization transactions, resulting from increased portfolio margins. Net sales of equipment and parts decreased $36 million to $1,105 million. The net sales decrease is comprised of a 3% decrease in volume and a 3% decrease resulting from actions taken during 1995, including the divestiture of 45 company-owned retail stores and the sale of Viscosity Oil, both of which are included in the first quarter 1995 results. These volume declines were partially offset by a 3% improvement in price realization.

  In North America, net sales of agricultural equipment decreased 27%, while net sales of construction equipment increased 7%. The decrease in agricultural equipment sales in North America was primarily driven by the delay of impending overseas shipments of product that otherwise would have been available for sale in the North American market. In addition, the Company's progress in implementing its supply chain management initiative to reduce working capital enabled Case to lower production relative to 1995, resulting in lower first quarter wholesale (dealer) sales and correspondingly lower seasonal inventory builds. This planned action, in combination with higher retail sales, is expected to reduce the Company's working capital requirements. The 7% increase in North American construction equipment sales was primarily driven by a significant increase in loader/backhoe sales.

  In Europe, net sales of agricultural equipment in the first quarter of 1996 increased 27% while net sales of construction equipment decreased 19%, as compared to the same period in 1995. The increase in European agricultural equipment sales resulted from significant increases in sales of both 40-plus horsepower tractors and Magnum(TM) tractors (120-plus horsepower), along with a significant increase in combine sales. The 19% decrease in construction equipment sales in Europe resulted from lower sales of excavators, loader/backhoes and compaction equipment in the first quarter of 1996, as compared to the first quarter of 1995, primarily due to weakening economic conditions in Europe, particularly in France and Germany.

  In Case's other international markets, sales of agricultural equipment in the first quarter of 1996 rose 85%, while sales of construction equipment decreased 7% as compared to the first quarter of 1995. The increase in agricultural equipment sales resulted from significant increases in sales of 120-plus horsepower tractors, four-wheel drive tractors, combines and cotton pickers. Sales in the Asia Pacific region were particularly strong due to better weather conditions for broadacre farming and continued stability in commodity prices in Australia/New Zealand. The 7% decrease in construction equipment sales was due to the continued weakness of the construction equipment market in Brazil that began in the third quarter of 1995.

COSTS AND EXPENSES

  Cost of goods sold for the industrial operations decreased $32 million to $844 million in the first quarter of 1996 as compared to the same quarter in 1995. This decrease was primarily due to a decrease in sales volume, with cost of goods sold as a percentage of net sales decreasing to 76% in the first quarter of 1996 from 77% in the first quarter of 1995. This decrease, as a percentage of net sales, reflects benefits from restructuring and other cost reduction initiatives partially offset by inflationary cost increases.

  Selling, general and administrative expenses for the industrial operations decreased $28 million in the first quarter of 1996 to $128 million. As a percentage of net sales, selling, general and administrative expenses decreased to 12% in the first quarter of 1996 as compared to 14% in the first quarter of 1995. This decrease reflects lower retail selling expenses as a result of restructuring-related sales of company-owned stores and decreased selling expenses related to low-rate and other sales financing programs. Case Industrial makes payments to Case Credit in an amount equal to the difference between the interest rate actually paid by retail customers and the interest rate charged by Case Credit.

  Research, development and engineering expenses increased 29% to $45 million in the first quarter of 1996 as compared to the same quarter in 1995. The increased expenditures primarily related to new product development.

  Interest expense for Case Industrial was $23 million, $11 million lower than the same quarter of 1995. The decreased interest expense was primarily due to lower debt levels during the first quarter of 1996, as compared to the first quarter of 1995.

  The consolidated income tax provision for the first quarter of 1996 was 37%, as compared to 20% in the first quarter of 1995. The 1996 effective income tax rate was slightly higher than the U.S. statutory rate of 35% primarily due to state income taxes and foreign income taxed at different rates partially offset by a reversal of the tax valuation reserve in certain foreign jurisdictions. The income tax rate in 1995 was significantly lower than the U.S. statutory rate primarily due to reductions in the tax valuation reserve in 1995 that resulted from income generated in certain tax jurisdictions.

RESTRUCTURING PROGRAM

  During the first quarter of 1996, restructuring-related actions included the divestiture of 13 company-owned retail stores. The Vierzon, France, manufacturing facility was closed during the quarter and loader/backhoe production was transferred to the Crepy, France, facility. Regional North American depots have begun to supply component parts to dealers that were previously supplied by the Racine, Wisconsin parts depot. The Company previously announced its intention to close the Racine parts depot during 1996.

CREDIT OPERATIONS

  Case Credit recorded net income of $26 million in the first quarter of 1996, versus $21 million in the first quarter of 1995. Revenues were $66 million, compared to $51 million in the first quarter of 1995. The increase in revenues for the first quarter of 1996 over the prior year was due to the higher net gain on asset-backed securitization transactions, resulting from increased margins on portfolio yield versus investor yield, and higher finance income on retail notes partially offset by lower payments from Case Industrial for low-rate financing programs.

  Interest expense for the first quarter of 1996 was $17 million versus $10 million in the first quarter of 1995. This increase is primarily due to higher overall debt levels to support the increase in Case Credit's portfolio.

  Case Credit's serviced portfolio increased 14% to $3.8 billion. New equipment acquisitions in the first quarter of 1996 were up 6% versus the comparable period last year. Portfolio losses for the total serviced portfolio were $0.7 million versus $0.1 million during the first quarter of 1995. This represents a loss to liquidation ratio of 0.14% in the first quarter of 1996 versus 0.04% in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The discussion of liquidity and capital resources focuses on the consolidated balance sheets and statements of cash flows. Case's industrial operations are capital intensive and subject to seasonal variations in financing requirements for dealer receivables and inventories. Whenever necessary, funds provided from operations are supplemented from external sources.

  Cash used by operating activities was $41 million in the first quarter of 1996. This use of cash was primarily due to increased levels of inventories and wholesale (dealer) receivables partially offset by operating income and lower levels of retail receivables. Inventories have increased, since December 31, 1995, in anticipation of traditionally strong sales in the second quarter when most soil preparation and seeding is done. Cash used by operating activities in the first quarter of 1995 was $237 million, and was also primarily driven by increases in inventories and receivables.

  During the first quarter of 1996, the Company identified two strategic acquisitions resulting in $32 million of investment, including $15 million in non-cash consideration. In January, the Company acquired Concord, Inc. ("Concord"), a manufacturer of air drills based in Fargo, North Dakota, with annual sales of approximately $25 million. In February, the Company launched a bid to acquire Austoft Holdings Limited ("Austoft") of Australia, the world's largest manufacturer of sugar-cane harvesting equipment. Holders of more than 95% of Austoft's common stock have accepted the Company's offer and expectations are that completion of the acquisition will occur in the second quarter of this year. The Company arranged an additional two-year, $A90 million credit facility for the purpose of acquiring the outstanding common stock of Austoft.

  During the quarter, the Company issued common stock in conjunction with the purchase of Concord, and also issued 566,100 shares in conjunction with an over-allotment option exercised by the underwriters of a 15.2 million share offering of Case shares held by Tenneco, Inc. The Company received approximately $30 million in proceeds from the exercise of the over-allotment options. The first quarter equity offering fully divested Tenneco, Inc. of its holdings in Case.

  The Company received proceeds from the issuance of long-term debt of $500 million during the first quarter of 1996. In January, the Company issued $300 million aggregate principal amount of 7 1/4% unsecured and unsubordinated notes due 2016. In February, Case Credit issued $200 million aggregate principal amount of its 6 1/8% unsecured and unsubordinated notes due 2003 pursuant to a $300 million shelf registration statement filed with the Securities and Exchange Commission in 1995. The net proceeds from the offering were used to repay indebtedness and finance Case Credit's growing portfolio of receivables.

  The Company repaid $353 million of long-term debt during the first quarter of 1996. The proceeds from the $300 million note offering, together with cash and additional borrowings under the Company's credit facilities were used to exercise the Company's option to repurchase for cash all of the Company's 10 1/2% Senior Subordinated Notes and to pay accrued interest thereon. As a result of this repurchase, the Company recorded an extraordinary after-tax charge of $22 million.

  Total debt at March 31, 1996, was $1,980 million, $816 million of which related to Case Credit. The consolidated debt to capitalization ratio, defined as total debt divided by the sum of total debt, stockholders' equity and preferred stock with mandatory redemption provisions, was 53.9% at March 31, 1996, and the Company's industrial debt to capitalization ratio was 40.8%. The consolidated and industrial ratios at December 31, 1995 were 54.9% and 39.3%, respectively.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

  The Company has various sources of future liquidity: the asset-backed securitization markets, public debt offerings and other available lines of credit. In addition, the Company has a $400 million private, revolving wholesale receivable asset-backed securitization facility that can be utilized to periodically sell wholesale (dealer) receivables to third party investors. Also, the Company anticipates that it will continue to pool retail receivables and issue asset-backed securities in the United States and Canada depending upon the availability of the asset-backed securities market. Case Credit may also issue additional debt securities of up to $100 million aggregate principal amount under the registration statement previously mentioned.

OUTLOOK

  Case expects the fundamentals that have driven growth in its markets to continue through 1996.

  The global market for agricultural equipment is poised for sustained growth as a result of a number of positive factors. Increased demand for food, low carryover stocks of wheat and other grains and high commodity prices all are contributing to a positive, long-term growth outlook. In North America, the adoption of a new Farm Bill with corresponding market transition payments expected to total more than $5 billion in 1996, along with increased acreage available for planting this year, should further improve the market.

  The North American market for light-to-medium construction equipment is expected to be stable to improving, due to a sustained housing market driven by favorable interest rates. However, the Company believes the European construction market could continue to experience some weakness, particularly in France and Germany, if lower interest rates do not generate economic growth.

  In the rest of Case's markets, the Company expects generally favorable conditions. In the Asia Pacific region, the outlook in 1996 for agricultural equipment is strong in Australia/New Zealand due to better weather conditions for broadacre farming and continued stability in commodity prices. The market for construction equipment in the Asia Pacific region is expected to be flat in Australia/New Zealand, but the Company expects growth in Asia, including commencement of sales in China, where the Company established a joint venture in

1995 for the manufacture and distribution of construction equipment. In the Latin America region, Brazil's market for construction equipment is expected to gradually improve from the extreme economic weakness experienced in the second half of 1995.

  The information included in this outlook section is forward looking and involves risks and uncertainties that could significantly impact expected results. The Company's outlook is predominantly based on its interpretation of what it considers key economic assumptions. Crop production and commodity prices are strongly affected by weather and can fluctuate significantly. Housing starts and other construction activity are sensitive to interest rates, government spending and general economic conditions. Some of the other significant factors for the Company include foreign currency movements, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations including government subsidies and international trade regulations, changes in environmental laws, employee relations and other factors.

OTHER MATTERS

  The Company announced that it will sell 324 grain and rice combines to Uzbekistan for more than $50 million. Financing for the sale is guaranteed by the Export-Import Bank of the United States and other private commercial banks. The combines will be shipped throughout the spring of this year in anticipation of the Uzbekistan harvest that begins in mid-to-late May 1996.

  The Company's board of directors elected Jean-Pierre Rosso to the additional position of chairman. Mr. Rosso has been president and chief executive officer of the company since April 1994.

  Katherine M. Hudson, president and chief executive officer of W.H. Brady Company, was elected to the Company's board of directors.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  For a description of legal proceedings to which the Company is party, see
Item 3 in the Company's Form 10-K for the fiscal year ended December 31, 1995, and footnote 7 of this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

  A list of the exhibits included as part of this Form 10-Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

  (b) Reports on Form 8-K.

  In a report filed on Form 8-K dated January 16, 1996, the Company reported
(i) the issuance of $300 million aggregate principal amount of its 7 1/4% unsecured and unsubordinated notes due 2016 (the "Note Offering") and (ii) that the Company had exercised its option to repurchase for cash with the net proceeds of the Note Offering, together with cash and additional borrowings under the Company's credit facilities, all of the Company's 10 1/2% Senior Subordinated Notes due 2002.

  In a report filed on Form 8-K dated January 25, 1996, the Company reported the issuance of a press release that disclosed, among other things, the unaudited operating results of Case Corporation for the quarter ended December 31, 1995.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          CASE CORPORATION

                                                    Theodore R. French
                                          By __________________________________
                                                    Theodore R. French
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer
                                                 and authorized signatory
                                                   for Case Corporation)

Date: May 10, 1996

                                 EXHIBIT INDEX

                                                                   SEQUENTIAL
 EXHIBIT                                                             NUMBER
 NUMBER                  DESCRIPTION OF EXHIBITS                     PAGES
 -------                 -----------------------                   ----------
    4    The Company hereby agrees to furnish to the Securities
         and Exchange Commission, upon its request, the
         instruments with respect to its guaranty of certain
         indebtedness issued by its subsidiaries, which
         indebtedness does not exceed 10% of the Company's total
         consolidated assets.
   11    Computation of Earnings Per Share of Common Stock.            18
         Computation of Ratio of Earnings to Fixed Charges and
   12    Preferred Dividends.                                          19
   27    Financial Data Schedule