Form 10-Q
period 1996-06-30
CASE CORP
filed 1996-08-12
CIK 922321

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

  Common Stock, par value $0.01 per share: 72,537,702 shares outstanding as of June 30, 1996.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Case Corporation and Consolidated Subsidiaries--
    Balance Sheets........................................................   2
    Statements of Income..................................................   3
    Statements of Cash Flows..............................................   5
    Statements of Changes in Stockholders' Equity.........................   6
    Notes to Financial Statements.........................................   7
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  13
Part II--Other Information
  Item 1. Legal Proceedings...............................................  20
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............  20
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  20

- --------
*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                     PART I
                             FINANCIAL INFORMATION

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1996, AND DECEMBER 31, 1995
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                             CONSOLIDATED         CASE INDUSTRIAL         CASE CREDIT
                         --------------------- --------------------- ---------------------
                         JUNE 30, DECEMBER 31, JUNE 30, DECEMBER 31, JUNE 30, DECEMBER 31,
                           1996       1995       1996       1995       1996       1995
                         -------- ------------ -------- ------------ -------- ------------
         ASSETS
Current Assets:
 Cash and cash
  equivalents...........  $   96     $  132     $   81     $  117     $   15     $   15
 Accounts and notes
  receivable:
 Trade..................   1,837      1,504      1,545      1,323        292        181
 Affiliates.............     --         --           2        --          11         16
 Other..................      99         55         34         18         65         37
 Inventories............   1,058        901      1,058        901        --         --
 Deferred income taxes..     201        200        185        185         16         15
 Prepayments and other..      64         60         64         57        --           3
                          ------     ------     ------     ------     ------     ------
   Total current assets.   3,355      2,852      2,969      2,601        399        267
                          ------     ------     ------     ------     ------     ------
Long-Term Receivables...   1,205      1,244        262        395        927        835
Other Assets:
 Investments in joint
  ventures..............      67         65         67         65        --         --
 Investment in Case
  Credit................     --         --         220        193        --         --
 Goodwill and
  intangibles...........     229        176        229        176        --         --
 Other..................     158        176        163        139         12         51
                          ------     ------     ------     ------     ------     ------
   Total other assets...     454        417        679        573         12         51
                          ------     ------     ------     ------     ------     ------
Property, Plant and
 Equipment, at cost.....   1,968      1,970      1,966      1,970          2        --
 Accumulated
  depreciation..........  (1,019)    (1,014)    (1,018)    (1,014)        (1)       --
                          ------     ------     ------     ------     ------     ------
Net property, plant and
 equipment..............     949        956        948        956          1        --
                          ------     ------     ------     ------     ------     ------
   Total................  $5,963     $5,469     $4,858     $4,525     $1,339     $1,153
                          ======     ======     ======     ======     ======     ======
 LIABILITIES AND EQUITY
Current Liabilities:
 Current maturities of
  long-term debt........  $   45     $   47     $   45     $   47     $  --      $  --
 Short-term debt........   1,015      1,005        232         97        785        908
 Accounts payable.......     568        533        566        533         14         16
 Restructuring
  liability.............      61         97         61         97        --         --
 Other accrued
  liabilities...........     794        784        752        748         42         36
                          ------     ------     ------     ------     ------     ------
   Total current
    liabilities.........   2,483      2,466      1,656      1,522        841        960
                          ------     ------     ------     ------     ------     ------
Long-Term Debt..........   1,157        889        879        889        278        --
Other Liabilities:
 Pension benefits.......     129        134        129        134        --         --
 Other postretirement
  benefits..............     108         98        108         98        --         --
 Other postemployment
  benefits..............      39         40         39         40        --         --
 Restructuring
  liability.............     202        210        202        210        --         --
 Other..................      45         35         45         35        --         --
                          ------     ------     ------     ------     ------     ------
   Total other
    liabilities.........     523        517        523        517        --         --
                          ------     ------     ------     ------     ------     ------
Commitments and
 Contingencies
Minority Interest.......       1        --           1        --         --         --
Preferred Stock with
 Mandatory Redemption
 Provisions.............      77         77         77         77        --         --
Stockholders' Equity:
 Common Stock, $0.01 par
  value; authorized
  200,000,000 shares,
  issued 72,575,093,
  outstanding
  72,537,702............       1          1          1          1        --         --
 Paid-in capital........   1,204      1,154      1,204      1,154        199        199
 Cumulative translation
  adjustment............     (23)       (21)       (23)       (21)        (6)        (8)
 Unearned compensation
  on restricted stock...      (9)       (10)        (9)       (10)       --         --
 Pension liability
  adjustment............      (2)        (2)        (2)        (2)       --         --
 Retained earnings......     552        399        552        399         27          2
 Treasury stock, 37,391
  shares, at cost.......      (1)        (1)        (1)        (1)       --         --
                          ------     ------     ------     ------     ------     ------
   Total stockholders'
    equity..............   1,722      1,520      1,722      1,520        220        193
                          ------     ------     ------     ------     ------     ------
   Total................  $5,963     $5,469     $4,858     $4,525     $1,339     $1,153
                          ======     ======     ======     ======     ======     ======

  The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.
   Reference is made to Note 1 for definitions of "Case Industrial" and "Case
                                    Credit."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996, AND 1995
                      (IN MILLIONS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    CONSOLIDATED
                                        --------------------------------------
                                        THREE MONTHS ENDED  SIX MONTHS ENDED
                                             JUNE 30,           JUNE 30,
                                        ------------------- ------------------
                                          1996      1995      1996      1995
                                        --------- --------- --------  --------
Revenues:
 Net sales............................. $   1,398 $   1,377 $  2,503  $  2,518
 Interest income and other.............        68        41      134        78
                                        --------- --------- --------  --------
                                            1,466     1,418    2,637     2,596
Costs and Expenses:
 Cost of goods sold....................     1,052     1,042    1,896     1,918
 Selling, general and administrative...       140       138      259       271
 Research, development and engineering.        46        38       91        73
 Interest expense......................        38        47       78        90
 Other, net............................        12        17       16        20
                                        --------- --------- --------  --------
Income before taxes and cumulative
 effect of changes in accounting
 principles and extraordinary loss.....       178       136      297       224
Income tax provision...................        68        26      112        44
                                        --------- --------- --------  --------
Income before cumulative effect of
 changes in accounting principles and
 extraordinary loss....................       110       110      185       180
Equity in income--Case Credit..........       --        --       --        --
                                        --------- --------- --------  --------
Income before cumulative effect of
 changes in accounting principles and
 extraordinary loss....................       110       110      185       180
Cumulative effect of changes in
 accounting principles.................       --        --      --          (9)
Extraordinary loss.....................       --        --       (22)      --
                                        --------- --------- --------  --------
Net income............................. $     110 $     110 $    163  $    171
                                        ========= ========= ========  ========
Preferred stock dividends..............         1         1        3         3
                                        --------- --------- --------  --------
Net income to common................... $     109 $     109 $    160  $    168
                                        ========= ========= ========  ========
Per share data:
 Primary earnings per share of common
  stock................................ $    1.47 $    1.53 $   2.17  $   2.36
                                        ========= ========= ========  ========
 Fully diluted earnings per share of
  common stock......................... $    1.42 $    1.46 $   2.11  $   2.28
                                        ========= ========= ========  ========


  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.
   Reference is made to Note 1 for definitions of "Case Industrial" and "Case
                                    Credit."

          CASE INDUSTRIAL                           CASE CREDIT
- ------------------------------------   --------------------------------------
THREE MONTHS ENDED  SIX MONTHS ENDED   THREE MONTHS ENDED    SIX MONTHS ENDED
     JUNE 30,           JUNE 30,            JUNE 30,             JUNE 30,
- -----------------   ----------------   ------------------    ----------------
  1996      1995     1996      1995      1996      1995       1996      1995
 ------    ------   ------    ------    ------    ------     ------    ------
 $1,398    $1,377   $2,503    $2,518    $  --     $  --      $  --     $  --
     17        14       33        29        59        59        125       110
 ------    ------   ------    ------    ------    ------     ------    ------
  1,415     1,391    2,536     2,547        59        59        125       110
  1,052     1,042    1,896     1,918      --         --         --        --
    142       165      270       321         5         4         12        10
     46        38       91        73      --         --         --        --
     25        38       48        72        14         9         31        19
      7        16       11        19         5         1          5         1
 ------    ------   ------    ------    ------    ------     ------    ------
    143        92      220       144        35        45         77        80
     52         6       80         9        16        21         32        35
 ------    ------   ------    ------    ------    ------     ------    ------
     91        86      140       135       19         24         45        45
     19        24       45        45      --         --         --        --
 ------    ------   ------    ------    ------    ------     ------    ------
    110       110      185       180        19        24         45        45
    --        --       --         (9)     --         --         --        --
    --        --       (22)      --       --         --         --        --
 ------    ------   ------    ------    ------    ------     ------    ------
 $  110    $  110   $  163    $  171    $   19    $   24     $   45    $   45
 ======    ======   ======    ======    ======    ======     ======    ======

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996, AND 1995
                                 (IN MILLIONS)
                                  (UNAUDITED)

                          CONSOLIDATED     CASE INDUSTRIAL     CASE CREDIT
                         ----------------  ----------------  ----------------
                           SIX MONTHS        SIX MONTHS        SIX MONTHS
                         ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,
                         ----------------  ----------------  ----------------
                          1996     1995     1996     1995     1996     1995
                         -------  -------  -------  -------  -------  -------
Operating activities:
 Net income............  $   163  $   171  $   163  $   171  $    45  $    45
 Adjustments to
  reconcile net income
  to net cash provided
  (used) by
  operating
  activities--
   Depreciation and
    amortization.......       70       62       63       62        7       --
   Deferred income tax
    expense............       (5)     (69)      (5)     (70)      --        1
   (Gain) loss on
    disposal of fixed
    assets.............        3       (1)       3       (1)      --       --
   Extraordinary loss,
    after tax..........       22       --       22       --       --       --
   Cumulative effect of
    changes in
    accounting
    principles.........       --        9       --        9       --       --
   Cash paid for
    restructuring......      (32)     (17)     (32)     (17)      --       --
   Undistributed
    earnings of
    unconsolidated
    subsidiaries.......       (3)      --      (30)      --       --       --
   Changes in
    components of
    working capital--
     (Increase)
      decrease in
      receivables......     (376)    (329)    (236)    (301)    (137)     (26)
     (Increase)
      decrease in
      inventories......     (139)    (144)    (139)    (144)      --       --
     (Increase)
      decrease in
      prepayments and
      other current
      assets...........       (4)     (10)      (6)     (10)       2       --
     Increase
      (decrease) in
      payables.........       85       40       82       39       --       --
     Increase
      (decrease) in
      accrued
      liabilities......       15       92       10       87        5        5
   (Increase) decrease
    in long-term notes
    receivable.........       88      212      136      265      (46)     (51)
   Increase (decrease)
    in other
    liabilities........       11        7       11        7       --       --
   Other, net..........      (12)       9      (10)      18       (2)      (7)
                         -------  -------  -------  -------  -------  -------
      Net cash provided
       (used) by
       operating
       activities......     (114)      32       32      115     (126)     (33)
                         -------  -------  -------  -------  -------  -------
Investing activities:
 Proceeds from sale of
  businesses and
  assets...............        7        9        7        9       --       --
 Expenditures for
  property, plant and
  equipment............      (56)     (23)     (54)     (23)      (2)      --
 Acquisitions and
  investments..........      (71)      --      (71)      --       --       --
 Other, net............       --        9       --        9       --       --
                         -------  -------  -------  -------  -------  -------
      Net cash provided
       (used) by
       investing
       activities......     (120)      (5)    (118)      (5)      (2)      --
                         -------  -------  -------  -------  -------  -------
Financing activities:
 Proceeds from issuance
  of common stock......       39       --       39       --       --       --
 Proceeds from issuance
  of long-term debt....      500       --      300       --      200       --
 Payment of long-term
  debt.................     (356)    (325)    (356)    (325)      --       --
 Net increase
  (decrease) in short-
  term debt............       25      333       77      242      (52)      91
 Dividends paid (common
  and preferred).......      (10)     (10)     (10)     (10)     (20)     (43)
 Other, net............       --       (5)      --       (7)      --       (5)
                         -------  -------  -------  -------  -------  -------
      Net cash provided
       (used) by
       financing
       activities......      198       (7)      50     (100)     128       43
                         -------  -------  -------  -------  -------  -------
Effect of foreign
 exchange rate changes
 on cash and cash
 equivalents...........       --        1       --        1       --       --
Increase (decrease) in
 cash and cash
 equivalents...........      (36)      21      (36)      11       --       10
Cash and cash
 equivalents, beginning
 of period.............      132       68      117       64       15        4
                         -------  -------  -------  -------  -------  -------
Cash and cash
 equivalents, end of
 period................  $    96  $    89  $    81  $    75  $    15  $    14
                         =======  =======  =======  =======  =======  =======
Cash paid during the
 period for interest...  $    77  $    84  $    52  $    66  $    25  $    18
                         =======  =======  =======  =======  =======  =======
Cash paid during the
 period for taxes......  $    91  $    96  $    55  $    67  $    36  $    29
                         =======  =======  =======  =======  =======  =======

  The accompanying notes to financial statements are an integral part of these
                           Statements of Cash Flows.
   Reference is made to Note 1 for definitions of "Case Industrial" and "Case
                                    Credit."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                         CUMULATIVE                PENSION
                          COMMON PAID-IN TRANSLATION   UNEARNED   LIABILITY  RETAINED TREASURY
                          STOCK  CAPITAL ADJUSTMENT  COMPENSATION ADJUSTMENT EARNINGS  STOCK   TOTAL
                          ------ ------- ----------- ------------ ---------- -------- -------- ------
Balance, December 31,
 1994...................   $ 1   $1,128     $(22)        $(7)        $(2)      $ 83     $--    $1,181
 Net income.............    --       --       --          --          --        337      --       337
 Dividends declared.....    --       --       --          --          --        (21)     --       (21)
 Translation adjustment.    --       --        1          --          --         --      --         1
 Capital contributions
  on stock issuance.....    --       20       --          --          --         --      --        20
 Recognition of
  compensation on
  restricted stock......    --       --       --           3          --         --      --         3
 Issuance of restricted
  stock.................    --        6       --          (6)         --         --      --        --
 Acquisition of treasury
  stock.................    --       --       --          --          --         --      (1)       (1)
                           ---   ------     ----         ---         ---       ----     ---    ------
Balance, December 31,
 1995...................     1    1,154      (21)        (10)         (2)       399      (1)    1,520
 Net income.............    --       --       --          --          --        163      --       163
 Dividends declared.....    --       --       --          --          --        (10)     --       (10)
 Translation adjustment.    --       --      (2)          --          --         --      --        (2)
 Capital contributions
  on stock issuance.....    --       50       --          --          --         --      --        50
 Recognition of
  compensation on
  restricted stock......    --       --       --           1          --         --      --         1
                           ---   ------     ----         ---         ---       ----     ---    ------
Balance, June 30, 1996..   $ 1   $1,204     $(23)        $(9)        $(2)      $552     $(1)   $1,722
                           ===   ======     ====         ===         ===       ====     ===    ======

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

  Case Industrial --
                 The financial information captioned "Case Industrial" reflects the consolidation of all majority-owned subsidiaries except for the wholly owned retail credit subsidiaries. The credit operations are included on an equity basis.

  Case Credit -- The financial information captioned "Case Credit" reflects
                 Case's wholly owned retail credit subsidiaries.

  All significant intercompany transactions, including activity within and between Case Industrial and Case Credit, have been eliminated.

  In the opinion of management, the accompanying unaudited financial statements of Case Corporation and Consolidated Subsidiaries contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of June 30, 1996, and the results of operations, changes in stockholders' equity and cash flows for the periods indicated. Interim financial results are not necessarily indicative of operating results for an entire year.

  Certain reclassifications have been made to conform the prior years' financial statements to the 1996 presentation.

(2) ASSET-BACKED SECURITIZATIONS

  Case Credit sold $771 million and $795 million of retail notes in the six months ended June 30, 1996 and June 30, 1995, respectively, to limited-purpose business trusts organized by Case in the United States and Canada. These trusts were formed for the purpose of purchasing receivables from Case Credit and the receivables served as collateral for the issuance of asset-backed securities to outside investors. The proceeds from the sale of retail notes were used to repay outstanding debt and to finance additional receivables.

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

(3) LONG-TERM DEBT

  A summary of long-term debt is set forth in the following table (in millions):

                                                          JUNE 30, DECEMBER 31,
                                                            1996       1995
                                                          -------- ------------
Case Industrial
Case Corporation
  Senior subordinated notes, interest rate of 10.5%,
   retired January 1996..................................  $  --      $  277
  Term loan, payable on various dates through 2000,
   average interest
   rates of 6.0% and 6.4%, respectively..................     288        324
  Notes, payable in 2005, interest rate of 7.25%.........     298        298
  Notes, payable in 2016, interest rate of 7.25%.........     300        --
Case France S.A.
  Notes, payable on various dates through 2000, interest
   rate of 4.5%..........................................      28         33
Other debt...............................................      10          4
                                                           ------     ------
                                                              924        936
Less-current maturities..................................     (45)       (47)
                                                           ------     ------
    Total long-term debt--Case Industrial................  $  879     $  889
                                                           ------     ------
Case Credit
Case Credit Corporation
  Notes, payable in 2003, interest rate of 6.125%........  $  200     $  --
Case Credit Australia Pty Limited
  Long-term portion of borrowings on a line of credit,
   average interest
   rate of 7.6%..........................................      78        --
                                                           ------     ------
    Total long-term debt--Case Credit....................  $  278     $  --
                                                           ------     ------
    Total long-term debt.................................  $1,157     $  889
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

  In the first quarter of 1996, Case Credit sold $200 million aggregate principal amount of its 6 1/8% unsecured and unsubordinated notes due 2003 pursuant to a $300 million shelf registration statement filed with the Securities and Exchange Commission in December 1995. The net proceeds from the offering were used to repay indebtedness and finance Case Credit's growing portfolio of receivables. The Company has guaranteed the obligations of Case Credit under these notes and the Company will be released from its obligations under the guarantee if, among other conditions, Case Credit debt guaranteed by the Company falls below $100 million.

(4) INCOME TAXES

  On a consolidated basis, the Company's effective tax rate for the first six months of 1996 of 38% was slightly higher than the U.S. statutory tax rate of 35% primarily due to state income taxes and foreign income

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES taxed at different rates partially offset by a reduction in the tax valuation reserve in certain foreign jurisdictions. In the first six months of 1995, the effective tax rate of 20% was lower than the U.S. statutory tax rate primarily due to a reduction in the tax valuation reserve.

(5) ACQUISITION OF BUSINESSES

  During the first quarter of 1996, the Company acquired Concord Inc., a manufacturer of air drills based in Fargo, North Dakota, with annual sales of approximately $25 million. In the second quarter of 1996, the Company's Australian subsidiary completed the acquisition of Austoft Holdings Limited ("Austoft"), the world's largest manufacturer of sugar cane harvesting equipment. Austoft is based in Bundaberg, Queensland, Australia, and had sales of approximately $74 million for the fiscal year ended June 30, 1996. Also in the second quarter, the Company reached an agreement to acquire 75% of Steyr Landmaschinentechnik GmbH ("Steyr"), an Austrian tractor manufacturer. Steyr is based in St. Valentin, Austria, and had revenues of approximately $176 million in 1995.

(6) STOCKHOLDERS' EQUITY

  On March 15, 1996, the Board of Directors of the Company, adopted resolutions increasing the number of shares of common stock reserved for issuance under the following benefit plans:

                                                                  ADDITIONAL
   PLAN NAME                                                   SHARES AUTHORIZED
   ---------                                                   -----------------
   Equity Incentive Plan ("EIP")..............................     2,500,000
   Employee Stock Purchase Plan ("ESPP")......................     1,000,000
   Retirement Savings Plan....................................     4,000,000

  At that time, the Board of Directors also adopted resolutions reserving for the first time 100,000 shares of common stock for issuance under the Outside Directors' Equity Compensation Plan ("ECP").

  The resolutions required stockholder approval of the EIP, the ESPP and the ECP, and such approval was obtained at the Company's 1996 Annual Meeting held on May 15, 1996.

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

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

  Case has received and from time to time receives inquiries and/or notices of potential liability at multiple sites that are the subject of remedial activities under Federal or state environmental laws and Case may be required to share in the cost of clean-up. Case is also involved in remediating a number of other sites, including certain of its currently and formerly operated facilities or those assumed through corporate acquisitions. Based upon information currently available, management is of the opinion that any such potential liability or remediation costs will not have a material adverse effect on Case's financial position or results of operations.

 Product and general liability

  Product and general liability claims against Case arise from time to time in the ordinary course of business. There is an inherent uncertainty as to the eventual resolution of unsettled claims. However, in the opinion of management, any losses with respect to existing claims will not have a material adverse effect on Case's financial position or results of operations.

 Legal matters

  On May 22, 1996, Case entered into a plea agreement with the United States Government as a result of a three-count criminal information filed in the United States District Court for the Eastern District of Wisconsin (Milwaukee). The first count charged a violation of the International Emergency Economic Powers Act ("IEEPA") due to the involvement of four Case employees in the 1991 sales by Case's French affiliate, Case Poclain, of French-built excavators to a South Korean company for use in Libya; the second count charged a separate IEEPA violation premised on the 1986 and 1987 sales by Case's U.K. affiliate, J. I. Case Europe Limited, of U.S.-origin parts to British and Korean companies for use in Libya; the final count charged a violation of the Export Administration Act as a result of Case's mislabeling of parts shipments to a Syrian dealer from 1988 to 1991.

  The plea agreement which was accepted by the U.S. District Court was a global settlement. It resolved all issues of an administrative, civil and criminal nature existing between Case and the United States Departments of Justice, Treasury and Commerce. Pursuant to the plea agreement, Case paid a penalty totaling $2 million.

  This resolution of the matter did not affect Case's export privileges, nor did it disqualify Case or any of its affiliates as a government contractor. The incidents that led to the charges were isolated and occurred more than five years ago. Upon notification in 1991 that these events took place, Case took immediate steps to respond. Case instituted and has in place a variety of compliance programs designed to prevent a recurrence of such violations in the future.

  In March 1990, Lupia Beteiligungs GmbH ("Lupia"), a subsidiary of Deutsche Bank AG, purchased from Universaltrac Beteiligungs GmbH ("Universaltrac"), a Case subsidiary, all of Case's 50% ownership interest in Intertractor Viehmann GmbH ("Intertractor"), a German producer of crawler tractor undercarriage parts. In November 1992, Lupia demanded rescission of the sale and asserted that Intertractor's 1989 financial statements and its projections for fiscal year 1990 fraudulently misstated Intertractor's earning capacity. Lupia also claimed damages for transaction costs related to the sale, for losses sustained by Intertractor after the sale and for restructuring charges incurred to mitigate Intertractor's losses. The total amount claimed by Lupia was approximately DM 220 million, or $149 million.

  Lupia asserted similar claims against the former owners of the other 50% interest in Intertractor, Thyssen Industrie Aktiengesellschaft ("Thyssen") and Gebruder Kulenkampff Handelsgesellschaft mbH & Co. Kommanditgesellschaft ("GK"). On or about September 29, 1994, Lupia filed suit in Germany against Thyssen and GK on the grounds of fraud and breach of contract. Lupia's claims against Thyssen and GK arise out of essentially the same facts as Lupia's claim against Universaltrac. However, neither the Company nor Universaltrac was named in the litigation.

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

  On or about June 14, 1995, the District Court dismissed Lupia's suit against Thyssen and GK without hearing evidence. Lupia appealed and on May 3, 1996, the Court of Appeals issued a written judgment dismissing Lupia's appeal. Lupia did not appeal to the German Supreme Court. The judgment of the Court of Appeals is therefore final and binding as between Lupia and the defendants. Although the judgment is not binding as between Lupia and Universaltrac, the Company believes it is unlikely that Lupia will sue Universaltrac on what would be essentially the same grounds as those already rejected by both the District Court and the Court of Appeals. The Company also believes that if such a suit were filed, the outcome would be the same as in Lupia's suit against Thyssen and GK.

  The Company understands that the public prosecutor in Germany, at, the Company believes, the instigation of Lupia, has undertaken a criminal fraud investigation of Intertractor's former general managers in connection with the sale. Both the District Court and Court of Appeals held, however, that the former general managers were not agents of the defendants in connection with the sale. The Company therefore believes that the criminal investigation likely presents no risk of liability to Universaltrac or the Company.

  The Company has agreed to indemnify Tenneco Inc. against any losses it or its subsidiaries may incur as a result of Lupia's demand. In light of the decisions of the District Court and the Court of Appeals, however, the Company believes that Lupia's claim presents no risk of liability to Tenneco or the Company.

  Case is party to various legal proceedings arising from its operations, the most common of which involve product liability claims, disputes with dealers and employment matters. Management is of the opinion that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on Case's financial position or results of operations.

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

(8) EARNINGS PER SHARE OF COMMON STOCK

                                                       THREE
                                                      MONTHS     SIX MONTHS
                                                       ENDED        ENDED
                                                     JUNE 30,     JUNE 30,
                                                    ----------- --------------
                                                    1996  1995   1996    1995
                                                    ----- ----- ------  ------
Earnings per average share of Common Stock (shares
 in millions):
Primary
  Net earnings after preferred stock dividends and
   before cumulative effect of changes in
   accounting principles and extraordinary loss.... $1.47 $1.53 $ 2.47  $ 2.49
  Cumulative effect of changes in accounting
   principles......................................   --    --     --    (0.13)
  Extraordinary loss...............................   --    --   (0.30)    --
                                                    ----- ----- ------  ------
  Net earnings per share of common stock........... $1.47 $1.53 $ 2.17  $ 2.36
                                                    ===== ===== ======  ======
  Average common and common equivalent shares
   outstanding.....................................    74    71     74      71
Fully Diluted
  Net earnings before cumulative effect of changes
   in accounting principles and extraordinary loss. $1.42 $1.46 $ 2.40  $ 2.40
  Cumulative effect of changes in accounting
   principles......................................   --    --     --    (0.12)
  Extraordinary loss...............................   --    --   (0.29)    --
                                                    ----- ----- ------  ------
  Net earnings per share of common stock........... $1.42 $1.46 $ 2.11  $ 2.28
                                                    ===== ===== ======  ======
  Average common and common equivalent shares
   outstanding.....................................    77    75     77      75

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF RESULTS OF OPERATIONS

 Second Quarter 1996 vs. Second Quarter 1995

EARNINGS

  The Company recorded net income of $110 million in each of the second quarters of 1996 and 1995. Primary earnings per share for the second quarter of 1996 was $1.47 per share compared to $1.53 per share in the same quarter of 1995. The 4% per share decrease is due to an increase in the number of common shares outstanding.

  The Company's industrial operations recorded income before equity income of Case Credit of $91 million in the second quarter of 1996, increasing 6% from the $86 million reported in the second quarter of 1995. On a pretax basis, the Company's industrial earnings increased $51 million to $143 million in the second quarter of 1996 from $92 million in the second quarter of 1995. The industrial effective income tax rate increased from 7% in the second quarter of 1995 to 36% in the second quarter of 1996, resulting from a reversal of the tax valuation reserve in 1995. Case Credit recorded $19 million in net income in the second quarter of 1996, $5 million less than net income of $24 million in the second quarter of 1995. This decrease was primarily due to the timing of asset-backed securitization transactions and the amount of prefunding on such transactions.

  Case's operating earnings for the second quarter of 1996 were $187 million, versus $154 million for the same period in 1995. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles and extraordinary loss, including the income of Case Credit on an equity basis. Case's earnings improvement resulted from significantly higher price realization; improved manufacturing performance and restructuring-related savings; lower industrial selling, general and administrative expenses; higher interest income; and a favorable foreign exchange impact. These improvements were partially offset by inflationary cost increases, higher research and development spending, and lower earnings at Case Credit.

  A reconciliation of the Company's industrial net income to operating earnings is as follows (in millions):

                                                                      CASE
                                                                   INDUSTRIAL
                                                                   -----------
                                                                      THREE
                                                                     MONTHS
                                                                      ENDED
                                                                    JUNE 30,
                                                                   -----------
                                                                   1996  1995
                                                                   ----- -----
      Income before cumulative effect of changes in accounting
       principles and extraordinary loss..........................  $110  $110
      Income tax provision........................................    52     6
      Interest expense............................................    25    38
                                                                   ----- -----
          Operating earnings......................................  $187  $154
                                                                   ===== =====

REVENUES

  On a consolidated basis, worldwide revenues increased $48 million in the second quarter of 1996 to $1,466 million compared to $1,418 million in the second quarter of 1995. Net sales of equipment and parts increased $21 million to $1,398 million. The increase in net sales is comprised of a 2% increase in volume and a 3% improvement in price realization, partially offset by a 3% decrease resulting from the divestiture of company-owned retail stores and the sale of Viscosity Oil in 1995. Consolidated interest income and other revenue increased $27 million in the second quarter of 1996 to $68 million. This reflects higher revenues on Case Credit, primarily related to higher finance income earned on retail notes and leases, and asset-backed securitization transactions.

  In North America, second quarter net sales of construction equipment to dealers increased slightly, while net sales of agricultural equipment decreased 14% as compared to the second quarter of 1995. Net sales for the quarter were affected by the year-over-year impact of selling company-owned retail stores, the sale of Viscosity Oil in 1995, and the Company's progress in implementing its supply chain management initiative. This initiative has allowed the Company to underproduce relative to worldwide retail demand, and thereby reduce field inventories. This planned action will continue to have a significant impact in the third quarter and will allow the Company to generate substantial cash flow in the second half of 1996. Retail unit sales (sales by Case dealers to retail customers) of agricultural and construction equipment in North America improved significantly over the second quarter of 1995.

  In Europe, net sales of agricultural equipment to dealers in the second quarter of 1996 decreased 8% and net sales of construction equipment decreased 20%, as compared to the same period in 1995, largely due to the year-over-year impact of the change in exchange rates. The decrease in agricultural equipment sales was also driven by a decrease in sales of tractors with less than 120 horsepower, partially offset by an increase in sales of combines. The decrease in sales of construction equipment also reflects the continued weakness of the European construction equipment market, particularly in France and Germany.

  In Case's other international markets, sales of equipment in the second quarter of 1996 nearly doubled. The increase in agricultural equipment sales resulted from significant increases in sales of 120-plus horsepower tractors, four-wheel drive tractors, combines and cotton pickers. Sales in the Asia Pacific region were particularly strong due to improved crop prices and favorable weather conditions. The increase in construction equipment sales was primarily due to increases in loader/backhoe sales in the Asia Pacific region, along with improvements in the Brazilian economy from the severe weakness experienced in the second half of 1995. The Company experienced increases in retail unit sales in most product lines during the second quarter of 1996.

COSTS AND EXPENSES

  Cost of goods sold for the industrial operations increased $10 million to $1,052 million in the second quarter of 1996 as compared to the same quarter in 1995. Cost of goods sold as a percentage of net sales decreased to 75.3% in the second quarter of 1996 from 75.7% in the second quarter of 1995. This decrease reflects pricing actions and cost improvement initiatives. These improvements were partially offset by inflationary cost increases and the impact of the sale of company-owned retail stores.

  Selling, general and administrative expenses for the industrial operations decreased $23 million in the second quarter of 1996 to $142 million. As a percentage of net sales, selling, general and administrative expenses decreased to 10.2% in the second quarter of 1996 as compared to 12.0% in the second quarter of 1995. This decrease reflects lower retail selling expenses as a result of restructuring-related sales of company-owned retail stores and decreased expenses related to low-rate and other sales financing programs. Case Industrial makes payments to Case Credit in an amount equal to the difference between the rate actually paid by retail customers and the interest rate charged by Case Credit.

  Research, development and engineering expenses increased 21% to $46 million in the second quarter of 1996 as compared to the same quarter in 1995. The increased expenditures primarily related to new product development.

  Interest expense for Case's industrial operations was $25 million in the second quarter of 1996, $13 million lower than the same quarter of 1995. The decreased interest expense was primarily due to lower debt levels during the second quarter of 1996 as compared to the second quarter of 1995, and strategic refinancing actions taken in the second half of 1995 and the first half of 1996.

  The consolidated income tax provision for the second quarter of 1996 was 38% as compared to 19% in the second quarter of 1995. The 1996 effective income tax rate was slightly higher than the U.S. statutory rate of 35% primarily due to state income taxes and foreign income taxed at different rates partially offset by a reversal of the tax valuation reserve in certain foreign jurisdictions. The income tax rate in 1995 was significantly lower than the U.S. statutory rate due primarily to reductions in the tax valuation reserve in 1995 that resulted from income generated in certain tax jurisdictions.

CREDIT OPERATIONS

  Case Credit recorded net income of $19 million in the second quarter of 1996, versus $24 million in the second quarter of 1995. Revenues were level at $59 million in the second quarters of 1996 and 1995. Case Credit experienced higher finance income on retail notes and leases during the second quarter of 1996 as compared to the second quarter of 1995, offset by lower payments from Case Industrial for low rate financing programs.

  Interest expense for the second quarter of 1996 was $14 million versus $9 million in the second quarter of 1995. This increase is due to higher overall debt levels to support the increase in Case Credit's portfolio of receivables.

  Case Credit's serviced portfolio increased 18% to $4.0 billion. New equipment acquisitions in the second quarter of 1996 were up 14% versus the comparable period last year. Portfolio losses for the total serviced portfolio were $0.7 million versus $1.1 million during the second quarter of 1995. This represents a loss to liquidation ratio of 0.15% in the second quarter of 1996 versus 0.32% in the second quarter of 1995.

 Six months 1996 vs. Six months 1995

EARNINGS

  The Company recorded income before cumulative effect of changes in accounting principles and extraordinary loss of $185 million in the first six months of 1996. This represents a $5 million improvement from income of $180 million in the first six months of 1995. Primary earnings per share before accounting changes and extraordinary loss for the first six months of 1996 was $2.47 per share compared to $2.49 per share in the first six months of 1995. The decrease in earnings per share is due to an increase in the number of common shares outstanding.

  Net income in the first six months of 1996 was $163 million, with primary earnings per share of $2.17, versus net income and primary earnings per share of $171 million and $2.36, respectively, in the first six months of 1995. In January 1996, the Company repurchased for cash all of its 10 1/2% Senior Subordinated Notes. As a result of the repurchase, the Company recorded an extraordinary loss of $22 million, after tax. Effective January 1, 1995, Case adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions," for its non-U.S. plans. The cumulative effect of adopting this standard was to decrease net income by $9 million, after tax, in the first six months of 1995.

  The Company's industrial operations recorded income before cumulative effect of changes in accounting principles, extraordinary loss and equity income of Case Credit of $140 million in the first six months of 1996 compared to $135 million in the same period of 1995. On a pretax basis, the Company's industrial earnings increased $76 million to $220 million in the first six months of 1996 from $144 million in the first six months of 1995. The industrial effective income tax rate increased from 6% in the first six months of 1995 to 36% in the first six months of 1996 resulting from a reversal of the tax valuation reserve in 1995. Case Credit recorded $45 million in net income in the first six months of 1996 and 1995.

  Case's operating earnings for the first six months of 1996 were $313 million, versus $261 million for the same period in 1995. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles and extraordinary loss, including the income of Case Credit on an equity basis. Case's earnings improvement resulted from significantly higher price realization; improved manufacturing performance and restructuring-related savings; lower industrial selling, general and administrative expenses; and a favorable foreign exchange impact. These improvements were partially offset by inflationary cost increases, higher research and development spending, and lower sales volumes.

  A reconciliation of the Company's industrial net income to operating earnings is as follows (in millions):

                                                                      CASE
                                                                   INDUSTRIAL
                                                                   -----------
                                                                   SIX MONTHS
                                                                      ENDED
                                                                    JUNE 30,
                                                                   -----------
                                                                   1996  1995
                                                                   ----- -----
      Income before cumulative effect of changes in accounting
       principles and extraordinary loss..........................  $185  $180
      Income tax provision........................................    80     9
      Interest expense............................................    48    72
                                                                   ----- -----
          Operating earnings......................................  $313  $261
                                                                   ===== =====

REVENUES

  On a consolidated basis, worldwide revenues increased $41 million in the first six months of 1996 to $2,637 million. Net sales of equipment and parts decreased $15 million to $2,503 million. This decrease in net sales is comprised of a 2% decrease resulting from the divestiture of company-owned retail stores and the sale of Viscosity Oil in 1995, and a 1% decrease related to foreign exchange partially offset by a 3% improvement in price realization. Consolidated interest income and other revenue increased $56 million in the first six months of 1996 to $134 million. This reflects higher revenues on Case Credit, primarily related to higher finance income earned on retail notes and leases and asset-backed securitization transactions.

  In North America, net sales of construction equipment to dealers increased 4%, while net sales of agricultural equipment decreased 20%, from the first six months of 1995. Net sales for the period were affected by the year-over-year impact of selling company-owned retail stores, the sale of Viscosity Oil in 1995, and the Company's supply chain management initiative. This initiative has allowed the Company to underproduce relative to worldwide retail demand, and thereby reduce field inventories. This planned action will continue to have a significant impact in the third quarter and will allow the Company to generate substantial cash flow in the second half of 1996. Retail unit sales of agricultural and construction equipment in North America improved significantly over the first six months of 1995.

  In Europe, net sales of agricultural equipment in the first six months of 1996 increased 5% while net sales of construction equipment decreased 19%, as compared to the same period in 1995. Sales of both agricultural and construction equipment were negatively impacted by the year-over-year change in exchange rates. The overall net increase in agricultural equipment sales was driven by 120-plus horsepower tractors and combines. The decrease in construction equipment sales also reflects the continued weakness of the European construction equipment market, particularly in France and Germany.

  In Case's other international markets, sales of agricultural equipment in the first six months of 1996 more than doubled, and sales of construction equipment increased significantly as compared to the first six months of 1995. The increase in agricultural equipment sales resulted from significant increases in sales of 120-plus horsepower tractors, four-wheel drive tractors, combines and cotton pickers. Sales in the Asia Pacific region were particularly strong due to improved crop prices and favorable weather conditions. The increase in construction equipment sales was primarily due to increases in loader/backhoe sales in the Asia Pacific region, along with improvements in the Brazilian economy from the severe weakness in the second half of 1995. The Company experienced increases in retail unit sales in most product lines during the first six months of 1996.

COSTS AND EXPENSES

  Cost of goods sold for the industrial operations decreased $22 million to $1,896 million in the first six months of 1996 as compared to the same period in 1995. Cost of goods sold as a percentage of net sales decreased to 75.7% in the first six months of 1996 from 76.2% in the first six months of 1995. This decrease reflects pricing actions and cost improvement initiatives, partially offset by inflationary cost increases and the impact of the sale of company-owned retail stores.

  Selling, general and administrative expenses for the industrial operations decreased $51 million in the first six months of 1996 to $270 million. As a percentage of net sales, selling, general and administrative expenses decreased to 10.8% in the first six months of 1996 as compared to 12.7% in the first six months of 1995. This decrease reflects lower retail selling expenses as a result of restructuring-related sales of company-owned retail stores and decreased expenses related to low-rate and other sales financing programs. Case Industrial makes payments to Case Credit in an amount equal to the difference between the interest rate actually paid by retail customers and the interest rate charged by Case Credit.

  Research, development and engineering expenses increased 25% to $91 million in the first six months of 1996 as compared to the same period in 1995. The increased expenditures primarily related to new product development.

  Interest expense for Case's industrial operations was $48 million for the first six months of 1996, $24 million lower than the same period of 1995. The decreased interest expense was due to lower debt levels during the first six months of 1996 as compared to the first six months of 1995, and to strategic refinancing actions.

  The consolidated income tax provision for the first six months of 1996 was 38% as compared to 20% in the first six months of 1995. The 1996 effective income tax rate was slightly higher than the U.S. statutory rate of 35% primarily due to state income taxes and foreign income taxed at different rates partially offset by a reversal of the tax valuation reserve in certain foreign jurisdictions. The income tax rate in 1995 was significantly lower than the U.S. statutory rate primarily due to reductions in the tax valuation reserve in 1995 that resulted from income generated in certain tax jurisdictions.

RESTRUCTURING PROGRAM

  During the second quarter of 1996, restructuring-related actions included the divestiture of 15 company-owned retail stores, for a total of 28 divestitures in the first half of 1996. The Vierzon, France, manufacturing facility was closed during the first six months of 1996 and loader/backhoe production was transferred to the Crepy, France, facility. Regional North American depots are supplying component parts to dealers that were previously supplied by the Racine, Wisconsin, parts depot. The Company previously announced its intention to close the Racine parts depot during 1996.

CREDIT OPERATIONS

  Case Credit recorded net income of $45 million in the first six months of 1996, versus $45 million in the first six months of 1995. Revenues were $125 million in the first six months of 1996 and $110 million in the first six months of 1995. Case Credit earned higher finance income on retail notes and leases during the first six months of 1996 as compared to the first six months of 1995, offset by lower payments from Case Industrial for low rate financing programs.

  Interest expense for the first six months of 1996 was $31 million versus $19 million in the first six months of 1995. This increase is primarily due to higher overall debt levels to support the increase in Case Credit's portfolio of receivables.

  Case Credit's serviced portfolio increased 18% to $4 billion. New equipment acquisitions in the first six months of 1996 were up 14% versus the comparable period last year. Portfolio losses for the total serviced portfolio were $1.4 million versus $1.3 million during the first six months of 1995. This represents a loss to liquidation ratio of 0.15% in the first six months of 1996 versus 0.17% in the first six months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The discussion of liquidity and capital resources focuses on the balance sheets and statements of cash flows. Case's industrial operations are capital intensive and subject to seasonal variations in financing requirements for dealer receivables and inventories. Whenever necessary, funds provided from operations are supplemented from external sources.

  Cash used by operating activities was $114 million in the first six months of 1996. Cash provided by the industrial operations was $32 million, versus $115 million for the same period in 1995. The cash generated in both 1996 and 1995 resulted from operating income, and increases in payables and accrued liabilities, partially offset by increases in inventory and wholesale receivables. In addition, the first six months of 1995 included the impact of the sale of $400 million of wholesale receivables to a revolving asset-backed securitization facility. Cash used by Case Credit was $126 million in the first six months of 1996, versus $33 million for the first six months of 1995. In both periods cash was used to increase acquisitions of retail receivables and leases.

  During the first six months of 1996, the Company completed two strategic acquisitions resulting in $71 million of investment including $15 million of non-cash consideration. In January, the Company acquired Concord, Inc. ("Concord"), a manufacturer of air drills based in Fargo, North Dakota, with annual sales of approximately $25 million. In the second quarter, the Company's Australian subsidiary completed the acquisition of Austoft Holdings Limited ("Austoft") of Australia, the world's largest manufacturer of sugar cane harvesting equipment. Austoft had sales of approximately $74 million for the fiscal year ended June 30, 1996.

  The Company issued common stock in conjunction with the purchase of Concord, and also issued 566,100 shares in conjunction with an over-allotment option exercised by the underwriters of a 15.2 million share offering of Case shares held by Tenneco Inc. The Company received approximately $30 million in proceeds from the exercise of the over-allotment options, which were offered at $53.75 per share. The equity offering fully divested Tenneco of its holdings in Case. In addition, common stock was issued in conjunction with various employee benefit plans and the exercise of stock options.

  The Company received proceeds from the issuance of long-term debt of $500 million during the first six months of 1996. In January, the Company issued $300 million aggregate principal amount of 7 1/4% unsecured and unsubordinated notes due 2016. In February, Case Credit issued $200 million aggregate principal amount of its 6 1/8% unsecured and unsubordinated notes due 2003 pursuant to a $300 million shelf registration statement filed with the Securities and Exchange Commission in 1995. The net proceeds from the offering were used to repay indebtedness and finance Case Credit's growing portfolio of receivables.

  The Company repaid $356 million of long-term debt during the first six months of 1996. The proceeds from the $300 million note offering, together with cash and additional borrowings under the Company's credit facilities were used to exercise the Company's option to repurchase for cash all of the Company's 10 1/2% Senior Subordinated Notes and to pay accrued interest thereon. As a result of this repurchase, the Company recorded an extraordinary after tax charge of $22 million.

  Total debt at June 30, 1996, was $2,217 million, $1,063 million of which related to Case Credit. The consolidated debt to capitalization ratio, defined as total debt divided by the sum of total debt, stockholders' equity and preferred stock with mandatory redemption provisions, was 55.2% at June 30, 1996, and the Company's industrial debt to capitalization ratio was 39.1%. The consolidated and industrial ratios at December 31, 1995 were 54.9% and 39.3%, respectively.

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

  In the first six months of 1996, the Company reached an agreement to acquire 75% of Steyr Landmaschinentechnik GmbH ("Steyr"), an Austrian tractor manufacturer. Steyr is based in St. Valentin, Austria, and had revenues of approximately $176 million in 1995. It is anticipated that this acquisition will be completed in the third quarter.

OUTLOOK

  Strong fundamentals are expected to continue to drive growth in Case's markets during 1996.

  Low carryover stocks of grains, smaller than expected harvests and poor planting conditions in some parts of the world, together with continued growth in food demand, have fueled the rise in agricultural commodity prices to record levels. This is expected to keep demand for agricultural equipment strong for the foreseeable future in virtually all parts of the world.

  The North American market for light-to-medium construction equipment is expected to be stable to improving, due to a sustained housing market. In addition, growth in other secondary markets, such as waste management and materials handling, is adding to demand for Case products. In Europe, the Company believes the construction market could continue to experience significant weakness, particularly in France and Germany, if lower interest rates do not generate economic growth. In Case's other markets outside of western Europe and North America, the Company expects generally favorable conditions.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  For a description of legal proceedings to which the Company is party, see footnote 7 of this Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of Stockholders of the Company was held on May 15, 1996. At the meeting, stockholders voted upon (i) the election of a Board of Directors to serve until the 1997 Annual Meeting of Stockholders and until their successors are elected and have qualified, (ii) three benefit plans and
(iii) the appointment of Arthur Andersen LLP as independent public accountants for the year 1996. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There were 60,639,804 shares of common stock present at the meeting in person or by proxy, each such share being entitled to one vote on each matter being voted upon.

  There was no solicitation in opposition to management's nominees for director as listed in the proxy statement for the meeting and all such nominees were elected by the following vote:

                                                                       VOTES
           NOMINEE                                        VOTES FOR   WITHHELD
           -------                                        ---------- ----------
      Mark Andrews....................................... 49,727,712 10,912,092
      Jeffery T. Grade................................... 49,935,673 10,704,131
      Katherine M. Hudson................................ 49,926,942 10,712,862
      Dana G. Mead....................................... 49,711,749 10,928,055
      Gerald Rosenfeld................................... 49,761,133 10,878,671
      Jean-Pierre Rosso.................................. 49,765,692 10,874,112
      Theodore R. Tetzlaff............................... 49,741,966 10,897,838
      Thomas N. Urban.................................... 49,938,855 10,700,949

  The three benefit plans were each approved by the following vote:

                                                           VOTES
                       PLAN                   VOTES FOR   AGAINST   ABSTENTIONS
                       ----                   ---------- ---------- -----------
      Equity Incentive Plan.................. 44,501,571 16,033,395   104,838
      Employee Stock Purchase Plan........... 59,975,489    580,852    83,463
      Outside Directors' Equity Compensation
       Plan.................................. 50,941,713  9,567,792   130,299

  The appointment of Arthur Andersen LLP as independent public accountants was approved by the following vote:

      VOTES FOR                        VOTES
      ---------                       AGAINST                                         ABSTENTIONS
                                      -------                                         -----------
      60,534,779                      45,847                                            59,178

  There were no broker non-votes on any of the aforementioned matters at the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

  A list of the exhibits included as part of this Form 10-Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

  (b) Reports on Form 8-K.

  The Company did not file any Current Reports on Form 8-K during the second quarter ended June 30, 1996.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Case Corporation

                                                /s/ Theodore R. French
                                          By___________________________________
                                                    Theodore R. French
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer
                                                 and authorized signatory
                                                   for Case Corporation)

Date: August 9, 1996

                                 EXHIBIT INDEX

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                   DESCRIPTION OF EXHIBITS                      NUMBER
 -------                  -----------------------                    ----------
  4(a)   The Company hereby agrees to furnish to the Securities
         and Exchange Commission, upon its request, the
         instruments with respect to its guaranty of certain
         indebtedness issued by its subsidiaries, which
         indebtedness does not exceed 10% of the Company's total
         consolidated assets.
  4(b)   Third Amendment, dated as of May 17, 1996, to the Second
         Amended and Restated Revolving Credit and Term Loan
         Agreement dated as of September 15, 1995, among Case
         Corporation, Case Canada Corporation Corporation Case
         Canada, the lenders parties thereto, the Co-Agents named
         therein, Royal Bank of Canada, as Canadian Administrative
         Agent, and Chemical Bank, as U.S. Administrative Agent.
  10(a)  Case Equipment Corporation Equity Incentive Plan (as
         amended and restated on March 15, 1996), as approved by
         stockholders on May 15, 1996.
  10(b)  Case Corporation Outside Directors' Equity Incentive Plan
         (as amended and restated effective January 1, 1996), as
         approved by stockholders on May 15, 1996.
   11    Computation of Earnings Per Share of Common Stock.              23
   12    Computation of Ratio of Earnings to Fixed Charges and           24
         Preferred Dividends.
   27    Financial Data Schedule

                                                                      EXHIBIT 11

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

               COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK

                       (IN MILLIONS EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       THREE MONTHS SIX MONTHS
                                                          ENDED       ENDED
                                                         JUNE 30,    JUNE 30,
                                                           1996        1996
                                                       ------------ ----------
Computations for Statements of Income
  Primary earnings per share of common stock (average
   shares outstanding):
    Income before cumulative effect of changes in
     accounting principles and extraordinary loss.....  $      110  $      185
    Extraordinary loss................................         --          (22)
                                                        ----------  ----------
    Net income........................................         110         163
    Preferred stock dividends.........................           1           3
                                                        ----------  ----------
    Net income to common..............................  $      109  $      160
                                                        ==========  ==========
    Average shares of common stock outstanding........  72,002,505  71,650,424
    Incremental common shares applicable to restricted
     common stock based on the common stock daily
     average market price during the period...........     196,026     184,969
    Incremental common shares applicable to common
     stock options based on the common stock daily
     average market price during the period...........   1,771,917   1,779,076
                                                        ----------  ----------
    Average common stock, as adjusted.................  73,970,448  73,614,469
                                                        ==========  ==========
    Earnings per share of common stock (including
     common stock equivalents):
      Net income after preferred stock dividends and
       before cumulative effect of changes in
       accounting principles and extraordinary loss...  $     1.47  $     2.47
    Extraordinary loss................................         --        (0.30)
                                                        ----------  ----------
    Net earnings per share of common stock............  $     1.47  $     2.17
                                                        ==========  ==========
  Fully diluted earnings per share of common stock:
    Average shares of common stock outstanding........  72,002,505  71,650,424
    Incremental common shares applicable to restricted
     common stock based on the more dilutive of the
     common stock ending or daily average market price
     during the period................................     205,028     204,602
    Incremental common shares applicable to common
     stock options based on the more dilutive of the
     common stock ending or average market price
     during the period................................   1,771,866   1,779,000
    Average common shares issuable assuming conversion
     of the Series A Cumulative Convertible Preferred
     Stock and the Cumulative Convertible Second
     Preferred Stock..................................   3,488,711   3,488,711
                                                        ----------  ----------
    Average common shares assuming full dilution......  77,468,110  77,122,737
                                                        ==========  ==========
    Fully diluted earnings per average share of common
     stock, assuming conversion of all applicable
     securities:
      Net income before extraordinary loss............  $     1.42  $     2.40
      Extraordinary loss..............................         --        (0.29)
                                                        ----------  ----------
      Net earnings per share of common stock..........  $     1.42  $     2.11
                                                        ==========  ==========

                                                                      EXHIBIT 12

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                            AND PREFERRED DIVIDENDS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                    SIX MONTHS
                                                                       ENDED
                                                                   JUNE 30, 1996
                                                                   -------------
Net Income........................................................     $ 163
Add:
  Interest expense................................................        78
  Amortization of capitalized debt expense........................         3
  Portion of rentals representative of interest factor............         7
  Income tax expense and other taxes on income....................       112
  Fixed charges of unconsolidated subsidiaries....................         2
  Extraordinary loss..............................................        22
                                                                       -----
    Earnings as defined...........................................     $ 387
                                                                       =====
Interest expense..................................................     $  78
Amortization of capitalized debt expense..........................         3
Portion of rentals representative of interest factor..............         7
Fixed charges of unconsolidated subsidiaries......................         2
                                                                       -----
    Fixed charges as defined......................................     $  90
                                                                       =====
Preferred Dividends:
  Amount declared.................................................     $   3
  Gross-up to pre-tax based on 38% effective rate.................     $   5
Ratio of earnings to fixed charges and preferred dividends........      4.07x
                                                                       =====