Form 10-Q
period 1996-09-30
CASE CORP
filed 1996-11-08
CIK 922321

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

  Common Stock, par value $0.01 per share: 73,381,882 shares outstanding as of October 31, 1996.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Case Corporation and Consolidated Subsidiaries--
    Balance Sheets........................................................   2
    Statements of Income..................................................   4
    Statements of Cash Flows..............................................   6
    Statements of Changes in Stockholders' Equity.........................   7
    Notes to Financial Statements.........................................   8
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  13
Part II--Other Information
  Item 1. Legal Proceedings...............................................  21
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  21

--------
*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                     PART I
                             FINANCIAL INFORMATION

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1996, AND DECEMBER 31, 1995
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                            CONSOLIDATED
                                                     --------------------------
                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1996          1995
                                                     ------------- ------------
                       ASSETS
Current Assets:
 Cash and cash equivalents..........................    $   93        $  132
 Accounts and notes receivable:
 Trade..............................................     1,716         1,504
 Affiliates.........................................       --            --
 Other..............................................       112            55
 Inventories........................................     1,098           901
 Deferred income taxes..............................       247           200
 Prepayments and other..............................        73            60
                                                        ------        ------
   Total current assets.............................     3,339         2,852
                                                        ------        ------
Long-Term Receivables...............................     1,131         1,244
Other Assets:
 Investments in joint ventures......................        67            65
 Investment in Case Credit..........................       --            --
 Goodwill and intangibles...........................       225           176
 Other..............................................        99           176
                                                        ------        ------
   Total other assets...............................       391           417
                                                        ------        ------
Property, Plant and Equipment, at cost..............     1,982         1,970
 Accumulated depreciation...........................    (1,025)       (1,014)
                                                        ------        ------
Net property, plant and equipment...................       957           956
                                                        ------        ------
   Total............................................    $5,818        $5,469
                                                        ======        ======
               LIABILITIES AND EQUITY
Current Liabilities:
 Current maturities of long-term debt...............    $    9        $   47
 Short-term debt....................................     1,199         1,005
 Accounts payable...................................       507           533
 Restructuring liability............................       184            97
 Other accrued liabilities..........................       756           784
                                                        ------        ------
   Total current liabilities........................     2,655         2,466
                                                        ------        ------
Long-Term Debt......................................       906           889
Other Liabilities:
 Pension benefits...................................       129           134
 Other postretirement benefits......................       118            98
 Other postemployment benefits......................        40            40
 Restructuring liability............................        60           210
 Other..............................................        46            35
                                                        ------        ------
   Total other liabilities..........................       393           517
                                                        ------        ------
Commitments and Contingencies
Minority Interest...................................         1           --
Preferred Stock with Mandatory Redemption
 Provisions.........................................        77            77
Stockholders' Equity:
 Common Stock, $0.01 par value; authorized
  200,000,000 shares, issued 73,186,047, outstanding
  73,158,720........................................         1             1
 Paid-in capital....................................     1,220         1,154
 Cumulative translation adjustment..................       (21)          (21)
 Unearned compensation on restricted stock..........        (8)          (10)
 Pension liability adjustment.......................        (2)           (2)
 Retained earnings..................................       597           399
 Treasury stock, 27,327 shares, at cost.............        (1)           (1)
                                                        ------        ------
   Total stockholders' equity.......................     1,786         1,520
                                                        ------        ------
   Total............................................    $5,818        $5,469
                                                        ======        ======

  The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.
   Reference is made to Note 1 for definitions of "Case Industrial" and "Case
                                    Credit."

              CASE INDUSTRIAL                               CASE CREDIT
      ----------------------------------          -----------------------------------------
      SEPTEMBER 30,        DECEMBER 31,           SEPTEMBER 30,           DECEMBER 31,
          1996                 1995                   1996                    1995
      -------------        ------------           -------------           ------------
         $   68               $  117                 $   25                  $   15
          1,389                1,323                    327                     181
            --                   --                      17                      16
             29                   18                     83                      37
          1,098                  901                    --                      --
            231                  185                     16                      15
             72                   57                      1                       3
         ------               ------                 ------                  ------
          2,887                2,601                    469                     267
         ------               ------                 ------                  ------
            213                  395                    904                     835
             67                   65                    --                      --
            240                  193                    --                      --
            225                  176                    --                      --
            104                  139                      8                      51
         ------               ------                 ------                  ------
            636                  573                      8                      51
         ------               ------                 ------                  ------
          1,979                1,970                      3                     --
         (1,024)              (1,014)                    (1)                    --
         ------               ------                 ------                  ------
            955                  956                      2                     --
         ------               ------                 ------                  ------
         $4,691               $4,525                 $1,383                  $1,153
         ======               ======                 ======                  ======
         $    9               $   47                 $  --                   $  --
            385                   97                    814                     908
            512                  533                     11                      16
            184                   97                    --                      --
            717                  748                     39                      36
         ------               ------                 ------                  ------
          1,807                1,522                    864                     960
         ------               ------                 ------                  ------
            627                  889                    279                     --
            129                  134                    --                      --
            118                   98                    --                      --
             40                   40                    --                      --
             60                  210                    --                      --
             46                   35                    --                      --
         ------               ------                 ------                  ------
            393                  517                    --                      --
         ------               ------                 ------                  ------
              1                  --                     --                      --
             77                   77                    --                      --
              1                    1                    --                      --
          1,220                1,154                    199                     199
            (21)                 (21)                    (6)                     (8)
             (8)                 (10)                   --                      --
             (2)                  (2)                   --                      --
            597                  399                     47                       2
             (1)                  (1)                   --                      --
         ------               ------                 ------                  ------
          1,786                1,520                    240                     193
         ------               ------                 ------                  ------
         $4,691               $4,525                 $1,383                  $1,153
         ======               ======                 ======                  ======

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996, AND 1995
                     (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                   CONSOLIDATED
                                       ----------------------------------------
                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,        SEPTEMBER 30,
                                       --------------------  ------------------
                                         1996       1995       1996      1995
                                       ---------  ---------  --------  --------
Revenues:
 Net sales...........................  $   1,149  $   1,137  $  3,652  $  3,655
 Interest income and other...........         50         45       184       123
                                       ---------  ---------  --------  --------
                                           1,199      1,182     3,836     3,778
Costs and Expenses:
 Cost of goods sold..................        880        886     2,776     2,804
 Selling, general and administrative.        134        132       393       403
 Research, development and
  engineering........................         49         39       140       112
 Interest expense....................         43         44       121       134
 Other, net..........................          6        (18)       22         2
                                       ---------  ---------  --------  --------
Income before taxes and cumulative
 effect of changes in accounting
 principles and extraordinary loss...         87         99       384       323
Income tax provision.................         25         11       137        55
                                       ---------  ---------  --------  --------
Income before cumulative effect of
 changes in accounting principles and
 extraordinary loss..................         62         88       247       268
Equity in income--Case Credit........        --         --        --        --
                                       ---------  ---------  --------  --------
Income before cumulative effect of
 changes in accounting principles and
 extraordinary loss..................         62         88       247       268
Cumulative effect of changes in
 accounting principles...............        --         --       --          (9)
Extraordinary loss...................        (11)       --        (33)      --
                                       ---------  ---------  --------  --------
Net income...........................  $      51  $      88  $    214  $    259
                                       =========  =========  ========  ========
Preferred stock dividends............          2          2         5         5
                                       ---------  ---------  --------  --------
Net income to common.................  $      49  $      86  $    209  $    254
                                       =========  =========  ========  ========
Per share data:
 Primary earnings per share of common
  stock..............................  $    0.66  $    1.19  $   2.83  $   3.55
                                       =========  =========  ========  ========
 Fully diluted earnings per share of
  common stock.......................  $    0.66  $    1.16  $   2.77  $   3.43
                                       =========  =========  ========  ========


 The accompanying notes to financial statements are an integral part of these
                             Statements of Income.
  Reference is made to Note 1 for definitions of "Case Industrial" and "Case
                                   Credit."

              CASE INDUSTRIAL                           CASE CREDIT
----------------------------------------------  -----------------------------
                                 NINE MONTHS    THREE MONTHS    NINE MONTHS
     THREE MONTHS ENDED             ENDED           ENDED          ENDED
        SEPTEMBER 30,           SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
------------------------------  --------------  -------------- --------------
       1996            1995      1996    1995    1996    1995   1996    1995
-------------------  ---------  ------  ------  ------  ------ ------  ------
$             1,149  $   1,137  $3,652  $3,655  $  --   $  --  $  --   $  --
                 16         19      49      48      61      55    186     165
-------------------  ---------  ------  ------  ------  ------ ------  ------
              1,165      1,156   3,701   3,703      61      55    186     165
                880        886   2,776   2,804     --      --     --      --
                153        156     423     477       8       5     20      15
                 49         39     140     112     --      --     --      --
                 21         34      69     106      22      10     53      29
                  3        (18)     14       1       3     --       8       1
-------------------  ---------  ------  ------  ------  ------ ------  ------
                 59         59     279     203      28      40    105     120
                 20         (3)    100       6       5      14     37      49
-------------------  ---------  ------  ------  ------  ------ ------  ------
                 39         62     179     197      23      26     68      71
                 23         26      68      71     --      --     --      --
-------------------  ---------  ------  ------  ------  ------ ------  ------
                 62         88     247     268      23      26     68      71
                --         --      --       (9)    --      --     --      --
                (11)       --      (33)    --       (3)    --      (3)    --
-------------------  ---------  ------  ------  ------  ------ ------  ------
$                51  $      88  $  214  $  259  $   20  $   26 $   65  $   71
===================  =========  ======  ======  ======  ====== ======  ======

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996, AND 1995
                                 (IN MILLIONS)
                                  (UNAUDITED)

                             CONSOLIDATED    CASE INDUSTRIAL    CASE CREDIT
                             --------------  ----------------  --------------
                              NINE MONTHS      NINE MONTHS      NINE MONTHS
                                 ENDED            ENDED            ENDED
                             SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                             --------------  ----------------  --------------
                              1996    1995    1996     1995     1996    1995
                             ------  ------  -------  -------  ------  ------
Operating activities:
 Net income................  $  214  $  259  $   214  $   259  $   65  $   71
 Adjustments to reconcile
  net income to net cash
  provided (used) by
  operating activities--
   Depreciation and
    amortization...........     104      94       95       94       9      --
   Deferred income tax
    expense................       7    (101)       8     (100)     (1)     (1)
   (Gain) loss on disposal
    of fixed assets........       3     (24)       3      (24)     --      --
   Extraordinary loss,
    after tax..............      33      --       33       --       3      --
   Cumulative effect of
    changes in accounting
    principles.............      --       9       --        9      --      --
   Cash paid for
    restructuring..........     (51)    (20)     (51)     (20)     --      --
   Undistributed (earnings)
    loss of unconsolidated
    subsidiaries...........      (4)     11      (51)      11      --      --
   Changes in components of
    working capital--
     (Increase) decrease in
      receivables..........    (270)   (253)     (69)    (222)   (201)    (38)
     (Increase) decrease in
      inventories..........    (179)   (102)    (179)    (102)     --      --
     (Increase) decrease in
      prepayments and other
      current assets.......     (13)    (19)     (14)     (17)      1      (2)
     Increase (decrease) in
      payables.............       7       8       12        9      (5)      6
     Increase (decrease) in
      accrued liabilities..     (30)     55      (33)      47       3       8
   (Increase) decrease in
    long-term notes
    receivable.............     156     226      182      331     (26)   (105)
   Increase (decrease) in
    other liabilities......      12      10       12       10      --      --
   Other, net..............      14      (7)      14       15      (1)    (17)
                             ------  ------  -------  -------  ------  ------
      Net cash provided
       (used) by operating
       activities..........       3     146      176      300    (153)    (78)
                             ------  ------  -------  -------  ------  ------
Investing activities:
 Proceeds from sale of
  businesses and assets....      15      54       15       54      --      --
 Expenditures for property,
  plant and equipment......     (94)    (41)     (92)     (41)     (2)     --
 Acquisitions and
  investments..............     (80)     --      (80)      --      --      --
                             ------  ------  -------  -------  ------  ------
      Net cash provided
       (used) by investing
       activities..........    (159)     13     (157)      13      (2)     --
                             ------  ------  -------  -------  ------  ------
Financing activities:
 Proceeds from issuance of
  common stock.............      55      --       55       --      --      --
 Proceeds from issuance of
  long-term debt...........     500     296      300      296     200      --
 Payment of long-term debt.    (644)   (640)    (644)    (640)     --      --
 Net increase (decrease) in
  short-term debt..........     219     193      235       34     (16)    159
 Dividends paid (common and
  preferred)...............     (16)    (16)     (16)     (16)    (20)    (68)
 Other, net................       4      (3)       3       (6)      1      (5)
                             ------  ------  -------  -------  ------  ------
      Net cash provided
       (used) by financing
       activities..........     118    (170)     (67)    (332)    165      86
                             ------  ------  -------  -------  ------  ------
Effect of foreign exchange
 rate changes on cash and
 cash equivalents..........      (1)      2       (1)       2      --      --
                             ------  ------  -------  -------  ------  ------
Increase (decrease) in cash
 and cash equivalents......  $  (39) $   (9) $   (49) $   (17) $   10  $    8
Cash and cash equivalents,
 beginning of period.......     132      68      117       64      15       4
                             ------  ------  -------  -------  ------  ------
Cash and cash equivalents,
 end of period.............  $   93  $   59  $    68  $    47  $   25  $   12
                             ======  ======  =======  =======  ======  ======
Cash paid during the period
 for interest..............  $  136  $  134  $    84  $   106  $   52  $   28
                             ======  ======  =======  =======  ======  ======
Cash paid during the period
 for taxes.................  $  102  $   97  $    55  $    57  $   47  $   40
                             ======  ======  =======  =======  ======  ======

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

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                CUMULATIVE                PENSION
                                 COMMON PAID-IN TRANSLATION   UNEARNED   LIABILITY  RETAINED TREASURY
                                 STOCK  CAPITAL ADJUSTMENT  COMPENSATION ADJUSTMENT EARNINGS  STOCK   TOTAL
                                 ------ ------- ----------- ------------ ---------- -------- -------- ------
Balance, December 31, 1994.....   $ 1   $1,128     $(22)        $(7)        $(2)      $ 83     $--    $1,181
 Net income....................    --       --       --          --          --        337      --       337
 Dividends declared............    --       --       --          --          --        (21)     --       (21)
 Translation adjustment........    --       --        1          --          --         --      --         1
 Capital contributions on stock
  issuance.....................    --       20       --          --          --         --      --        20
 Recognition of compensation on
  restricted stock.............    --       --       --           3          --         --      --         3
 Issuance of restricted stock..    --        6       --          (6)         --         --      --       --
 Acquisition of treasury stock.    --       --       --          --          --         --      (1)       (1)
                                  ---   ------     ----         ---         ---       ----     ---    ------
Balance, December 31, 1995.....     1    1,154      (21)        (10)         (2)       399      (1)    1,520
 Net income....................    --       --       --          --          --        214      --       214
 Dividends declared............    --       --       --          --          --        (16)     --       (16)
 Capital contributions on stock
  issuance.....................    --       66       --          --          --         --      --        66
 Recognition of compensation on
  restricted stock.............    --       --       --           2          --         --      --         2
                                  ---   ------     ----         ---         ---       ----     ---    ------
Balance, September 30, 1996....   $ 1   $1,220     $(21)        $(8)        $(2)      $597     $(1)   $1,786
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

  In the opinion of management, the accompanying unaudited financial statements of Case Corporation and Consolidated Subsidiaries contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of September 30, 1996, and the results of operations, changes in stockholders' equity and cash flows for the periods indicated. Interim financial results are not necessarily indicative of operating results for an entire year.

  Certain reclassifications have been made to conform the prior years' financial statements to the 1996 presentation.

(2) ASSET-BACKED SECURITIZATIONS

  During the third quarter, limited-purpose business trusts organized by Case Credit issued $875 million of asset-backed securities, of which $25 million was sold pursuant to a private note offering. In the first nine months of 1996, $1,646 million of asset-backed securities were issued to outside investors. Case Credit has sold $1,238 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. The remaining $408 million of retail notes will be sold to the trusts as receivables are generated. In the first nine months of 1995, limited-purpose business trusts organized by Case Credit issued asset-backed securities totaling $1,469 million, selling $1,194 million of retail notes in connection with these issuances. The proceeds from the sale of retail notes were used to repay outstanding debt and to finance additional receivables.

(3) SHORT-TERM DEBT AND LINES OF CREDIT

  In August 1996, the Company established new credit facilities consisting of $3.4 billion in lines of credit and liquidity facilities. Of the $3.4 billion total, $2.3 billion of the credit facilities benefit Case Credit and its Canadian subsidiary and consist of: (i) a five-year, $1.2 billion revolving credit facility for working capital and other general corporate purposes, including investments and acquisitions; (ii) a $750 million U.S. asset-backed commercial paper liquidity facility to finance U.S. retail receivables; and
(iii) a five-year, C$500 million revolving credit facility for working capital and other general corporate purposes, including investments and acquisitions. Case Industrial's credit facility consists of a five-year, $1.1 billion revolving credit facility for working capital and other general corporate purposes, including investments and acquisitions. The new credit facilities were negotiated at more favorable rates and terms for the Company than previous credit facilities. Case also has A$384 million in credit facilities for the Company's Australian operations, as well as other lines of credit for various foreign operations.

  As a result of establishing the new credit facilities, the Company recorded an $11 million extraordinary after-tax charge in the third quarter of 1996 to write-off unamortized bank fees related to the original bank agreements established at the time of the Company's initial public offering in June 1994.

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

  Information regarding short-term borrowings is set forth in the following table (in millions):

                               SEPTEMBER 30, 1996         DECEMBER 31, 1995
                            ------------------------- -------------------------
                                     COMMERCIAL PAPER          COMMERCIAL PAPER
                            LINES OF    LIQUIDITY     LINES OF    LIQUIDITY
                             CREDIT      FACILITY      CREDIT      FACILITY
                            -------- ---------------- -------- ----------------
Outstanding borrowings.....  $1,122        $ 77        $  808        $197
Weighted-average interest
 rate......................    5.9%        5.4%          6.6%        5.9%
Total unused lines.........  $1,194        $673        $1,324        $392

  At the option of the Company, borrowings under the revolving credit facilities bear interest at: (i) prime rate; (ii) LIBOR, plus an applicable margin; or (iii) banker's bills of acceptance rates, plus an applicable margin. Borrowings may be obtained in U.S. dollars or certain other foreign currencies. Case Credit's revolving credit facilities (other than the commercial paper liquidity facility) contain restrictive covenants that require that Case Credit maintain certain financial conditions including a maximum ratio of debt to net worth and a minimum fixed-charge coverage ratio. Case Industrial's revolving credit facility contains restrictive covenants that require that Case Industrial maintain certain financial conditions including a maximum debt to capitalization ratio and a minimum net worth. The revolving credit facilities (other than the commercial paper liquidity facility) also impose certain restrictions on additional indebtedness, liens on Company assets and ownership of certain subsidiaries.

  The credit facilities generally provide for facility fees on the total commitment, whether used or unused, and also provide for annual agency fees to the administrative agents for the facilities.

(4) LONG-TERM DEBT

  A summary of long-term debt is set forth in the following table (in millions):

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1996          1995
                                                     ------------- ------------
Case Industrial
Case Corporation
  Senior subordinated notes, interest rate of 10.5%,
   retired January 1996.............................     $--           $277
  Term loan, payable on various dates through 2000,
   average interest
   rates of 6.0% and 6.4%, respectively, retired
   July 1996........................................      --            324
  Notes, payable in 2005, interest rate of 7.25%....      298           298
  Notes, payable in 2016, interest rate of 7.25%....      300           --
Case France S.A.
  Notes, payable on various dates through 2000,
   interest rate of 4.5%............................       28            33
Other debt..........................................       10             4
                                                         ----          ----
                                                          636           936
Less--current maturities............................       (9)          (47)
                                                         ----          ----
    Total long-term debt--Case Industrial...........     $627          $889
                                                         ----          ----
Case Credit
Case Credit Corporation
  Notes, payable in 2003, interest rate of 6.125%...     $200          $--
Case Credit Australia Pty Limited
  Long-term portion of borrowings on a line of
   credit, average interest
   rate of 7.9%.....................................       79           --
                                                         ----          ----
    Total long-term debt--Case Credit...............     $279          $--
                                                         ----          ----
    Total long-term debt............................     $906          $889
                                                         ====          ====

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

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

  In the first quarter of 1996, Case Credit sold $200 million aggregate principal amount of its 6 1/8% unsecured and unsubordinated notes due 2003 pursuant to a $300 million shelf registration statement filed with the Securities and Exchange Commission in December 1995. The net proceeds from the offering were used to repay indebtedness and finance Case Credit's growing portfolio of receivables. The Company had originally guaranteed the obligations of Case Credit under these notes. As a result of the new credit facilities established by the Company in August 1996, Case Corporation was released from its obligations under this guarantee. Case Corporation will, however, continue to provide a support agreement for Case Credit to maintain its ownership and provide financial backing.

(5) INCOME TAXES

  On a consolidated basis, the Company's effective income tax rate of 36% for the first nine months of 1996 was slightly higher than the U.S. statutory tax rate of 35% primarily due to state income taxes and foreign income taxed at different rates, partially offset by the recognition of research and development credits, tax savings related to the Company's foreign sales corporation and reductions in tax valuation reserves relating to foreign subsidiaries. In the first nine months of 1995, the effective income tax rate of 17% was lower than the U.S. statutory tax rate primarily due to a reduction in the tax valuation reserve.

(6) ACQUISITION OF BUSINESSES

  During the first quarter of 1996, the Company acquired Concord Inc., a manufacturer of air drills based in Fargo, North Dakota, with annual sales of approximately $25 million. In the second quarter of 1996, the Company's Australian subsidiary completed the acquisition of Austoft Holdings Limited ("Austoft"), the world's largest manufacturer of sugar cane harvesting equipment. Austoft is based in Bundaberg, Queensland, Australia, and had sales of approximately $74 million for the fiscal year ended June 30, 1996. In the third quarter, the Company completed the acquisition of 75% of Steyr Landmaschinentechnik AG ("Steyr"), an Austrian tractor manufacturer. Steyr is based in St. Valentin, Austria, and had revenues of approximately $176 million for the year ended December 31, 1995.

(7) COMMITMENTS AND CONTINGENCIES

 Environmental

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

 Product liability

  Product liability claims against Case arise from time to time in the ordinary course of business. There is an inherent uncertainty as to the eventual resolution of unsettled claims. However, in the opinion of management, any losses with respect to existing claims will not have a material adverse effect on Case's financial position or results of operations.

 Other

  Case is the subject of various other legal claims arising from its operations, including product warranty, dealer disputes, workmen's compensation and employment matters. Management is of the opinion that the resolution of these claims, individually and in the aggregate, will not have a material adverse effect on Case's financial position or results of operations.

(8) EARNINGS PER SHARE OF COMMON STOCK

                                                        THREE
                                                       MONTHS     NINE MONTHS
                                                        ENDED        ENDED
                                                      SEPTEMBER    SEPTEMBER
                                                         30,          30,
                                                     ------------ ------------
                                                     1996   1995  1996   1995
                                                     -----  ----- -----  -----
Earnings per average share of Common Stock (shares
in millions):
Primary
  Net earnings after preferred stock dividends and
   before cumulative effect
   of changes in accounting principles and
   extraordinary loss............................... $0.81  $1.19 $3.28  $3.67
  Cumulative effect of changes in accounting
   principles.......................................   --     --    --   (0.12)
  Extraordinary loss................................ (0.15)   --  (0.45)   --
                                                     -----  ----- -----  -----
  Net earnings per share of common stock............ $0.66  $1.19 $2.83  $3.55
                                                     =====  ===== =====  =====
  Average common and common equivalent shares
   outstanding......................................    74     72    74     72
Fully Diluted
  Net earnings before cumulative effect of changes
   in accounting
   principles and extraordinary loss................ $0.80  $1.16 $3.20  $3.55
  Cumulative effect of changes in accounting
   principles.......................................   --     --    --   (0.12)
  Extraordinary loss................................ (0.14)   --  (0.43)   --
                                                     -----  ----- -----  -----
  Net earnings per share of common stock............ $0.66  $1.16 $2.77  $3.43
                                                     =====  ===== =====  =====
  Average common and common equivalent shares
  outstanding.......................................    78     76    77     76

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

(9) SUBSEQUENT EVENTS

  In October 1996 the Company acquired Fermec Holdings Limited ("Fermec"), a U.K. construction equipment manufacturer. Fermec is based in Manchester, United Kingdom, and had revenues of approximately $155 million for the fiscal year ended September 30, 1995.

  In the fourth quarter of 1996, Case announced it will establish a production facility in Central Asia through a joint venture agreement. The joint venture, UzCaseMash, will produce two-row cotton pickers and combine grain headers for sale in Uzbekistan and surrounding countries. It is anticipated that the first units from this joint venture will be available for the 1997 cotton harvest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF RESULTS OF OPERATIONS

 Third Quarter 1996 vs. Third Quarter 1995

EARNINGS

  Case recorded income before taxes and extraordinary loss of $87 million in the third quarter of 1996 compared to $99 million in the third quarter of 1995. Excluding the one-time, pretax gain of $24 million from the sale of the Viscosity Oil business in the third quarter of 1995, income before taxes and extraordinary loss in the third quarter of 1996 increased $12 million or 16% as compared to the comparable period in 1995. Income before extraordinary loss was $62 million in the third quarter of 1996 versus $88 million in the third quarter of 1995. Primary earnings per share before extraordinary loss was $0.81 per share for the third quarter of 1996 as compared to $1.19 per share for the third quarter of 1995. The decrease in earnings per share as compared to the third quarter of 1995 is primarily due to the gain on sale of the Viscosity Oil business and a lower effective income tax rate in 1995, as well as an increase in the number of common shares outstanding.

  Net income in the third quarter of 1996 was $51 million with primary earnings per share of $0.66, versus net income and primary earnings per share of $88 million and $1.19, respectively, in the third quarter of 1996. Case recorded an $11 million extraordinary after-tax charge in the third quarter of 1996 for the write-off of unamortized bank fees in conjunction with the establishment of new credit facilities.

  The Company's industrial operations recorded income before equity income of Case Credit and extraordinary loss of $39 million in the third quarter of 1996 versus $62 million in the third quarter of 1995. The third quarter of 1996 included $23 million in higher tax expense as compared to the third quarter of 1995, due to a significant increase in the Company's 1996 effective income tax rate. The 1995 effective income tax rate was significantly lower than the U.S. statutory tax rate primarily due to the reversal of tax valuation reserves in the third quarter of 1995. In addition, during the third quarter of 1995, a one-time, pretax gain of $24 million was recorded from the sale of the Viscosity Oil business. Excluding the gain on sale of the Viscosity Oil business in 1995, the Company's industrial operations reported third quarter income before taxes, extraordinary items and equity income of Case Credit of $59 million, up $24 million or 69%, as compared to the third quarter of 1995. Case Credit recorded $23 million in income before extraordinary loss in the third quarter of 1996, $3 million less than the $26 million reported in the third quarter of 1995. This decrease was primarily due to higher interest rates and higher operating expenses.

  Case's operating earnings for the third quarter of 1996 were $103 million versus $119 million for the comparable period in 1995. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles and extraordinary loss, including the income of Case Credit on an equity basis. The $16 million decrease in year-over-year third quarter operating earnings is primarily due to the pretax gain of $24 million on the sale of the Viscosity Oil business in the third quarter of 1995. Excluding the gain on sale of the Viscosity Oil business, third quarter 1996 operating earnings were up $8 million or 8% versus the comparable period last year. The 8% earnings improvement resulted from higher price realization, restructuring and other cost savings, partially offset by inflationary cost increases and higher research and development spending.

  A reconciliation of the Company's industrial net income to operating earnings is as follows (in millions):

                                                                      CASE
                                                                   INDUSTRIAL
                                                                   -----------
                                                                      THREE
                                                                     MONTHS
                                                                      ENDED
                                                                    SEPTEMBER
                                                                       30,
                                                                   -----------
                                                                   1996  1995
                                                                   ----- -----
      Income before cumulative effect of changes in accounting
       principles and
       extraordinary loss......................................... $  62 $  88
      Income tax provision........................................    20    (3)
      Interest expense............................................    21    34
                                                                   ----- -----
      Operating earnings.......................................... $ 103 $ 119
                                                                   ===== =====

REVENUES

  On a consolidated basis, worldwide revenues increased $17 million in the third quarter of 1996 to $1,199 million. Net sales of equipment and parts increased $12 million to $1,149 million. The increase in net sales consists of a 2% increase in volume and a 3% improvement in price realization, partially offset by a 3% decrease resulting from the divestiture of company-owned retail stores and the 1995 sale of the Viscosity Oil business.

  In North America, third quarter net sales of agricultural equipment increased 3% while net sales of construction equipment decreased 21% as compared to the same period in 1995. The increase in agricultural sales was primarily due to strong sales of combines and four-wheel-drive tractors. Sales of construction equipment in the third quarter of 1996 were lower in comparison to the third quarter of last year as the third quarter of 1995 reflected large shipments of the Company's new "L" series loader/backhoes. The third quarter of 1995 was the first full quarter of availability for this new product. In addition, the Company's progress in implementing its supply chain management initiative to reduce working capital enabled Case to lower its third quarter production relative to the same period of 1995. As a result, Case reported lower third quarter wholesale (dealer) sales in the third quarter of 1996 than would have been reported had production levels remained constant with third quarter 1995 levels.

  In Europe, net sales of agricultural equipment increased slightly in the third quarter of 1996, while net sales of construction equipment declined 17% as compared to the same period in 1995. The decrease in construction equipment sales reflects the continued weakness of the European construction equipment market, particularly in France and Germany. Retail unit sales of agricultural equipment were up 16% as compared to the third quarter of 1995, while retail unit sales of construction equipment were up slightly over prior year.

  In Case's other international markets, net sales of agricultural and construction equipment in the third quarter of 1996 increased 62% and 40%, respectively, as compared to the same period in 1995. The increase in agricultural sales resulted from significant increases in sales of 120-plus horsepower tractors, four-wheel-drive tractors, sugar cane harvesters and combines. Sales in the Asia Pacific region were particularly strong as the end of drought conditions in Australia, Case's largest market in that region, has markedly improved the agricultural market there. The increase in construction equipment sales was primarily due to increased sales of loader/backhoes and wheel loaders in Latin America. Generally improved economic conditions in Brazil, as compared to the third quarter of 1995, also aided the third quarter sales increase.

COSTS AND EXPENSES

  Cost of goods sold for the industrial operations decreased $6 million to $880 million in the third quarter of 1996 as compared to the same quarter in 1995. Cost of goods sold as a percentage of net sales decreased to 76.6% in the third quarter of 1996 as compared to 77.9% in the third quarter of 1995. This decrease reflects pricing actions and cost improvement initiatives from restructuring and other cost savings. These improvements were partially offset by inflationary cost increases and the impact of the sale of company-owned retail stores.

  Selling, general and administrative expenses for the industrial operations decreased $3 million to $153 million in the third quarter of 1996 as compared to $156 million in the third quarter of 1995. As a percentage of net sales, selling, general and administrative expenses for the third quarter of 1996 decreased to 13.3% from 13.7% in the third quarter of 1995. This decrease reflects lower retail selling expenses as a result of restructuring-related sales of company-owned retail stores and decreased selling expenses related to low-rate and other sales financing programs. Case Industrial makes payments to Case Credit in an amount equal to the difference between the rate actually paid by retail customers and the rate charged by Case Credit.

  Research, development and engineering expenses increased 26% to $49 million in the third quarter of 1996 as compared to the third quarter of 1995. The increased expenditures primarily relate to new product development.

  Interest expense for Case's industrial operations was $21 million in the third quarter of 1996, $13 million lower than the same quarter of 1995. The decreased interest expense was primarily due to significantly lower average debt levels during the third quarter of 1996 as compared to the third quarter of 1995, and to strategic refinancing actions taken in the second half of 1995 and year-to-date 1996.

  The consolidated effective income tax rate for the third quarter of 1996 was 29% as compared to 11% in the third quarter of 1995. The 1996 effective income tax rate was lower than the U.S. statutory rate of 35% primarily due to the recognition of research and development credits, tax savings related to the Company's foreign sales corporation and reductions in tax valuation reserves relating to foreign subsidiaries, partially offset by state income taxes and foreign income taxed at different rates. The 1995 effective income tax rate was significantly lower than the U.S. statutory rate primarily due to reductions in the tax valuation reserve.

CREDIT OPERATIONS

  Case Credit revenues were $61 million in the third quarter of 1996 as compared to $55 million in the third quarter of 1995. Case Credit experienced higher finance income on retail notes and leases during the third quarter of 1996 as compared to the third quarter of 1995, partially offset by lower gains on asset-backed securitizations and a decrease in interest income from Case Corporation as a result of Case Credit originating a greater percentage of full-rate contracts.

  Case Credit recorded income before extraordinary items of $23 million in the third quarter of 1996 versus $26 million in the third quarter of 1995. Earnings were primarily impacted by higher interest rates that led to the recognition of smaller gains on asset-backed securitizations. In addition, earnings in the third quarter of 1996 were impacted by higher operating expenses as a result of depreciation expense for equipment on operating leases relating to Case Credit's larger operating lease portfolio.

  Interest expense for the third quarter of 1996 was $22 million versus $10 million in the third quarter of 1995. This increase is due to higher overall debt levels to support the increase in Case Credit's growing portfolio of receivables as well as higher interest rates in the third quarter of 1996 as compared to the third quarter of 1995.

  Case Credit's third quarter 1996 net income of $20 million reflects an extraordinary after-tax charge of $3 million for the write-off of unamortized bank fees in conjunction with the refinancing of the Company's credit facilities in August 1996. The new credit facilities were negotiated at more favorable rates and terms for the Company than previous credit facilities and include increased credit availability for Case Credit. These credit facilities will be used to finance Case Credit's growing portfolio of receivables and to develop new product offerings to meet the financing needs of Case Credit customers.

  Case Credit's 1996 third quarter effective income tax rate of 17.9% was lower than the U.S. statutory rate of 35% primarily due to the recognition of tax savings from the implementation of foreign financing strategies and reductions in tax valuation reserves offset by state income taxes and foreign income taxed at different rates.

  As of September 30, 1996, Case Credit's serviced portfolio increased 17% over the same time last year to $4.1 billion. Equipment acquisitions in the third quarter of 1996 were up 23% versus the comparable period last year. Portfolio losses for the total serviced portfolio were $0.9 million in the third quarter of 1996. Case Credit's third quarter loss to liquidation ratio was 0.14% in the third quarter of 1996 versus 0.04% in the third quarter of 1995.

 Nine months 1996 vs. Nine months 1995

EARNINGS

  The Company recorded income before taxes, cumulative effect of changes in accounting principles and extraordinary loss of $384 million in the first nine months of 1996, up $61 million or 19% as compared to $323 million in the comparable period of 1995. Excluding the pretax gain of $24 million on the sale of the Viscosity Oil business in the third quarter of 1995, consolidated income before taxes, changes in accounting principles and extraordinary loss increased $85 million or 28% over the comparable period in 1995. Income before cumulative effect of changes in accounting principles and extraordinary loss for the first nine months of 1996 was $247 million, down $21 million from the $268 million reported for the first nine months of 1995. The $21 million decrease in income is primarily due to the third quarter 1995 gain on the sale of the Viscosity Oil business in that period, as well as a significant increase in the Company's effective income tax rate in 1996. Income tax expense in 1995 was largely impacted by a reduction in the tax valuation reserve. Primary earnings per share before accounting changes and extraordinary loss was $3.28 per share for the first nine months of 1996 as compared to $3.67 per share for the first nine months of 1995. The decrease in primary earnings per share is largely due to the significant increase in the Company's effective income tax rate in 1996 as compared to the comparable period in 1995, as well as an increase in the number of common shares outstanding.

  Net income in the first nine months of 1996 was $214 million with primary earnings per share of $2.83 per share, versus net income and primary earnings per share of $259 million and $3.55, respectively, in the first nine months of 1995. In January 1996, the Company repurchased for cash all of its 10 1/2% Senior Subordinated Notes. As a result of the repurchase, Case recorded an extraordinary loss of $22 million, after tax. In August 1996, the Company established new credit facilities consisting of $3.4 billion in lines of credit and liquidity facilities. In conjunction with this refinancing, the Company recorded an $11 million extraordinary after-tax charge in the third quarter of 1996 for the write-off of unamortized bank fees related to the original bank agreements established at the time of the Company's initial public offering in June 1994. Effective January 1, 1995, Case adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions," for its non-U.S. plans. The cumulative effect of adopting this standard was to decrease net income by $9 million, after tax, in the first nine months of 1995.

  The Company's industrial operations recorded income before cumulative effect of changes in accounting principles, extraordinary loss and equity income of Case Credit of $179 million in the first nine months of 1996 as compared to $197 million in the same period of 1995. Year-to-date, Case Industrial's 1996 income tax expense of $100 million was $94 million higher than the $6 million reported in the first nine months of 1995. The industrial effective income tax rate increased significantly from the 3% effective income tax rate in the first nine months of 1995 to 36% in the first nine months of 1996 primarily due to a reversal of the tax valuation reserve in 1995. Excluding the one-time gain on the sale of the Viscosity Oil business in 1995, Case Industrial's income before taxes, cumulative effect of changes in accounting principles, extraordinary loss and equity income of Case Credit for the first nine months of 1996 increased $100 million or 56% as compared to the same period in 1995.

  Case's operating earnings for the first nine months of 1996 were $416 million, up $36 million or 9% as compared to the $380 million reported in the first nine months of 1995. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles and extraordinary loss, including the income of Case Credit on an equity basis. Case's operating earnings for the first nine months of 1996, excluding the $24 million pretax gain on the sale of the Viscosity Oil business in 1995, were up 17% or $60 million as compared to the comparable period in 1995. Case's operating earnings improvement primarily resulted from improved pricing, manufacturing efficiencies and restructuring and other cost savings. These improvements were partially offset by inflationary increases and higher research and development spending

  A reconciliation of the Company's industrial net income to operating earnings is as follows (in millions):

                                                                       CASE
                                                                    INDUSTRIAL
                                                                    -----------
                                                                    NINE MONTHS
                                                                       ENDED
                                                                     SEPTEMBER
                                                                        30,
                                                                    -----------
                                                                    1996  1995
                                                                    ----- -----
      Income before cumulative effect of changes in accounting
       principles and
       extraordinary loss.......................................... $ 247 $ 268
      Income tax provision.........................................   100     6
      Interest expense.............................................    69   106
                                                                    ----- -----
      Operating earnings........................................... $ 416 $ 380
                                                                    ===== =====

REVENUES

  On a consolidated basis, worldwide revenues increased $58 million in the first nine months of 1996 to $3,836 million as compared to the first nine months of 1995. Net sales of equipment and parts decreased $3 million to $3,652 million. This decrease in net sales is comprised of a 3% decrease resulting from the divestiture of company-owned retail stores and the sale of Viscosity Oil in 1995, offset by a 3% improvement in price realization.

  In North America, net sales of agricultural equipment and construction equipment decreased 13% and 3%, respectively, for the first nine months of 1996 versus the comparable period in 1995. The Company's progress in implementing its supply chain management initiatives has enabled Case to lower production relative to 1995 levels, resulting in lower wholesale (dealer) sales. As a result, Case reported lower wholesale (dealer) sales for the first nine months of 1996 than would have been reported had production levels remained constant with year-to-date 1995 levels. In the near-term, Case's supply chain management initiative will continue to have a significant impact on the Company's operating results.

  In Europe, net sales of agricultural equipment in the first nine months of 1996 increased 4% over the first nine months of 1995, while net sales of construction equipment decreased 19% as compared to the same period in 1995. Sales of both agricultural and construction equipment were negatively impacted by the year-over-year change in exchange rates. The overall net increase in agricultural equipment sales was driven by 120-plus horsepower tractors, cotton pickers and combines. The decrease in construction equipment sales also reflects the continued weakness of the European construction equipment market, particularly in France and Germany.

  In Case's other international markets, sales of agricultural equipment in the first nine months of 1996 more than doubled, and sales of construction equipment increased 19% as compared to the first nine months of 1995. The increase in agricultural sales resulted from significant increases in sales of 120-plus horsepower tractors, four-wheel-drive tractors, combines, sugar cane harvesters and cotton pickers. Sales in the Asia Pacific region were particularly strong due to improved crop prices and favorable weather conditions. The increase in construction equipment sales was primarily due to increases in sales of loader/backhoes and crawlers in the Asia Pacific and Latin American regions, along with improvements in the Brazilian economy from the severe weakness in the second half of 1995. The Company experienced increases in retail unit sales in most product lines during the first nine months of 1996 as compared to the same period in 1995.

COSTS AND EXPENSES

  Cost of goods sold for the industrial operations decreased $28 million to $2,776 million in the first nine months of 1996 as compared to the same period in 1995. Cost of goods sold as a percentage of net sales decreased to 76% from 76.7% in the first nine months of 1995. This decrease reflects manufacturing efficiencies, pricing actions, and restructuring and other cost improvement initiatives, partially offset by inflationary cost increases and the impact of the sale of company-owned retail stores.

  Selling, general and administrative expenses for the Company's industrial operations decreased $54 million in the first nine months of 1996 to $423 million as compared to the same period in 1995. As a percentage of net sales, selling, general and administrative expenses decreased to 11.6% in the first nine months of 1996 as compared to 13.1% in the first nine months of 1995. This decrease reflects lower retail selling expenses as a result of restructuring-related sales of company-owned retail stores, partially offset by acquisition-related expenses. In addition, selling expenses related to the low-rate and other sales financing programs for the first nine months of 1996 have also decreased as compared to the same period in 1995. Case Industrial makes payments to Case Credit in an amount equal to the difference between the rate actually paid by retail customers and the rate charged by Case Credit.

  Research, development and engineering expenses increased 25% to $140 million in the first nine months of 1996 as compared to the first nine months of 1995. The increased expenditures primarily relate to new product development.

  Interest expense for Case's industrial company was $69 million for the first nine months of 1996, $37 million or 35% lower than the same period in 1995. The decreased interest expense was due to lower average debt levels in the first nine months of 1996 as compared to the first nine months of 1995, and to strategic refinancing actions.

  The consolidated effective income tax rate for the first nine months of 1996 was 36% compared to 17% for the first nine months of 1995. The 1996 effective income tax rate was slightly higher than the U.S. statutory rate of 35% primarily due to state income taxes and foreign income taxed at different rates, partially offset by the recognition of research and development tax credits, tax savings related to the Company's foreign sales corporation and reductions in tax valuation reserves relating to foreign subsidiaries. In the first nine months of 1995, the effective income tax rate was significantly lower than the U.S. statutory rate primarily due to reductions in the tax valuation reserve in 1995 that resulted from income generated in certain tax jurisdictions.

RESTRUCTURING PROGRAM

  During the first nine months of 1996, restructuring-related actions included the divestiture of 30 company-owned retail stores. The Vierzon, France, manufacturing facility was closed during the first half of 1996 and loader/backhoe production was transferred to the Crepy, France, facility. Regional North American depots are supplying component parts to dealers that were previously supplied by the Racine, Wisconsin, parts depot. The Company previously announced it's intention to close the Racine parts depot in 1996.

CREDIT OPERATIONS

  Case Credit recorded net income of $65 million in the first nine months of 1996 versus $71 million in the first nine months of 1995. The $6 million decrease in year-over-year net income is primarily due to higher interest rates resulting in smaller gains on asset-backed securitizations. In addition, earnings for the first nine months of 1996 were impacted by higher operating expenses as a result of depreciation expense for equipment on operating leases relating to Case Credit's larger operating lease portfolio. The third quarter of 1996 also includes a $3 million extraordinary after-tax charge to write-off unamortized bank fees in conjunction with the refinancing of the Company's credit facilities in August 1996.

  Case Credit reported revenues of $186 million for the first nine months of 1996, up $21 million as compared to $165 million in the first nine months of 1995. The 13% year-over-year increase in revenues was due to significantly higher finance income on retail notes and leases as well as increased revenues from Case Credit's growing equipment leasing program. These revenue increases were partially offset by lower gains on asset-backed securitizations and a decrease in interest income from Case Corporation as a result of Case Credit originating a greater percentage of full-rate contracts.

  Interest expense for the first nine months of 1996 was $53 million versus $29 million in the first nine months of 1995. The increased interest expense primarily resulted from higher average debt levels during the first nine months of 1996 as compared to the first nine months of 1995 to support the increase in Case Credit's serviced portfolio.

  As of September 30, 1996, Case Credit's serviced portfolio increased 17% over the same time last year to a record $4.1 billion. Equipment acquisitions in the first nine months of 1996 were up 18 % to $ 1.9 billion versus the same period in 1995. Portfolio losses for the first nine months of 1996 were $2.3 million versus $1.3 million for the first nine months of 1995. This represents a loss to liquidation ratio of 0.15% in both the first nine months of 1996 and the first nine months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The discussion of liquidity and capital resources focuses on the balance sheets and statements of cash flows. Case's industrial operations are capital intensive and subject to seasonal variations in financing requirements for dealer receivables and inventories. Whenever necessary, funds provided from operations are supplemented from external sources.

  In August 1996, the Company established new credit facilities consisting of $3.4 billion in lines of credit and liquidity facilities. Of the $3.4 billion total, $2.3 billion of the credit facilities will benefit Case Credit and its Canadian subsidiary. The remaining $1.1 billion of credit facilities will be used to support the Company's industrial operations. These facilities replace borrowing agreements originally established at the time of the Company's initial public offering in June 1994. The new agreements were negotiated at more favorable terms and rates for the Company than previous credit facilities.

  Cash provided by operating activities was $3 million in the first nine months of 1996. Cash provided by the industrial operations was $176 million, versus $300 million for the same period in 1995. The cash generated in both 1996 and 1995 resulted from operating income and decreases in long-term receivables partially offset by increases in inventory and receivables. In addition, the first nine months of 1995 included the impact of the sale of $400 million of wholesale receivables to a revolving asset-backed securitization facility. Cash used by Case Credit was $153 million in the first nine months of 1996 versus $78 million for the first nine months of 1995. In both periods cash was used to increase acquisitions of retail receivables and leases.

  During the first nine months of 1996, the Company completed three strategic acquisitions resulting in $80 million of investment and an additional $15 million of non-cash consideration. In January, the Company acquired Concord, Inc. ("Concord"), a manufacturer of air drills based in Fargo, North Dakota, with annual sales of approximately $25 million. In the second quarter, the Company's Australian subsidiary completed the acquisition of Austoft Holdings Limited ("Austoft") of Australia, the world's largest manufacturer of sugar cane harvesting equipment. Austoft had sales of approximately $74 million for the fiscal year ended June 30, 1996. In the third quarter, Case acquired 75% of Steyr Landmaschinentechnik AG ("Steyr"), an Austrian tractor manufacturer. Steyr is based in St. Valentin, Austria and had revenues of approximately $176 million for the year ended December 31, 1995.

  The Company issued common stock in conjunction with the purchase of Concord, and also issued 566,100 shares in conjunction with an over-allotment option exercised by the underwriters of a 15.2 million share offering of Case shares held by Tenneco Inc. The Company received approximately $30 million in proceeds from the exercise of the over-allotment options, which were offered at $53.75 per share. The equity offering fully divested Tenneco Inc. of its holdings in Case. In addition, common stock was issued in conjunction with various employee benefit plans and the exercise of stock options.

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

  The Company repaid $644 million of long-term debt during the first nine months of 1996. Of this $644 million, $324 million related to the repayment in full of the $1.0 billion term loan established at the time of the Company's initial public offering in June 1994. Case did not incur any prepayment penalties as a result of this repayment. The proceeds from the January 1996 $300 million note offering, together with cash and additional borrowings under the Company's credit facilities, were used to exercise the Company's option to repurchase for cash all of the Company's 10 1/2% Senior Subordinated Notes and to pay accrued interest thereon. As a result of this repurchase, the Company recorded an extraordinary after-tax charge of $22 million.

  Total debt at September 30, 1996, was $2,114 million, $1,093 million of which related to Case Credit. The consolidated debt to capitalization ratio, defined as total debt divided by the sum of total debt, stockholders' equity and preferred stock with mandatory redemption provisions, was 53.1% at September 30, 1996 versus

54.8% at the same time in 1995. The Company's industrial debt to capitalization ratio was 35.4% at September 30, 1996, as compared to 47% at September 30, 1995. The consolidated and industrial debt to capitalization ratios at December 31, 1995 were 54.9% and 39.3%, respectively.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

  The Company has various sources of future liquidity including the asset-backed securitization markets, public debt offerings and other available lines of credit. In addition, the Company has a $400 million private, revolving wholesale receivable asset-backed securitization facility that can be utilized to periodically sell wholesale (dealer) receivables to third party investors. Also, the Company anticipates that it will continue to pool retail receivables and issue asset-backed securities in the United States and Canada depending upon the availability of the asset-backed securities market. Case Credit may also issue additional debt securities of up to $100 million aggregate principal amount under the registration statement previously mentioned.

  In October 1996 the Company acquired Fermec Holdings Limited ("Fermec"), a U.K. construction equipment manufacturer. Fermec is based in Manchester, United Kingdom, and had revenues of approximately $155 million for the fiscal year ended September 30, 1995.

  Case Credit intends to enter into a $1.2 billion commercial paper program in the fourth quarter of 1996. Case Credit plans to use the proceeds from this program to reduce outstanding bank borrowings under Case Credit's five-year, $1.2 billion revolving credit facility and for other working capital purposes.

OUTLOOK

  Strong fundamentals are expected to continue to drive growth in Case's markets during the remainder of 1996.

  Growing worldwide demand for grains and other agricultural products combined with low carryover stocks of grains and poor planting conditions in some parts of the world, together with continued growth in food demand, have supported favorable agricultural commodity prices during the year. This is expected to sustain demand for agricultural equipment for the foreseeable future in virtually all parts of the world. Net farm income is expected to rise, especially in North America where farmers will benefit from market transition payments received under the new Farm Bill.

  The construction equipment segment outlook will vary according to general economic conditions in key markets. The North American market for light-to-medium construction equipment is expected to be generally stable to improving, due to a sustained housing market and reasonable interest rate environment. In Europe, the Company believes the construction market could continue to experience significant weakness, particularly in France, if lower interest rates do not generate economic growth. In Case's other markets outside of western Europe and North America, the Company expects generally favorable conditions.

  The information included in this outlook section is forward looking and involves risks and uncertainties that could significantly impact expected results. The Company's outlook is predominantly based on its interpretation of what it considers key economic assumptions. Crop production and commodity prices are strongly affected by weather and can fluctuate significantly. Housing starts and other construction activity are sensitive to interest rates, government spending and general economic conditions. Some of the other significant factors for the Company include foreign currency movements, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), changes in environmental laws, employee relations and other factors.

OTHER MATTERS

  During the third quarter of 1996, Case Credit announced a joint venture with the Association of Banks of Uzbekistan. The new company, UzCaseagroleasing, will provide financing for Case agricultural equipment in Uzbekistan.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  For a description of legal proceedings to which the Company is party, see footnote 7 to the financial statements included in this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

  A list of the exhibits included as part of this Form 10-Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

  (b) Reports on Form 8-K.

  The Company did not file any Current Reports on Form 8-K during the third quarter ended September 30, 1996.

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

Date: November 8, 1996

                                 EXHIBIT INDEX


EXHIBIT
-------
NUMBER                  DESCRIPTION OF EXHIBITS
-------        ---------------------------------------------

4(a) The Company hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to certain indebtedness issued by its subsidiaries, which indebtedness does not exceed 10% of the Company's total consolidated assets.

10(a)     Revolving Credit and Guarantee Agreement, dated as of August
          23, 1996, among Case Corporation, certain Foreign Subsidiary
          Borrowers from time to time parties thereto, the Co-Agents and Lead Managers named therein, the Bank of Nova Scotia, as Canadian Administrative Agent, and The Chase Manhattan Bank, as
          General Administrative Agent.

10(b)     Revolving Credit and Guarantee Agreement, dated as of August
          23, 1996, among Case Credit Corporation, certain Foreign
          Subsidiary Borrowers from time to time parties thereto, the Lenders parties thereto, the Co-Agents and Lead Managers named therein, and The Chase Manhattan Bank, as Administrative Agent.

10(c)     Revolving Credit Agreement, dated as of August 23, 1996, among
          Case Credit Ltd., the Lenders parties thereto, the Canadian
          Imperial Bank of Commerce, as Co-Agent, and The Bank of Nova
          Scotia, as Agent.

10(d) Second Amendment and Consent, dated as of August 28, 1996, among Case Equipment Loan Trust 1994-B, the Lenders parties thereto, the Co-Agents named therein and The Chase Manhattan
          Bank, as Administrative Agent, amending the Liquidity Agreement, dated as of June 23, 1994, as previously amended, among Case
          Equipment Loan Trust 1994-B, the Lenders parties thereto, and
          The Chase Manhattan Bank (f/k/a Chemical Bank), as
          Administrative Agent.

11        Computation of Earnings Per Share of Common Stock.

12        Computation of Ratio of Earnings to Fixed Charges and Preferred
          Dividends.

27        Financial Data Schedule