Form 10-K
period 1996-12-31
CASE CORP
filed 1997-03-14
CIK 922321

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                        COMMISSION FILE NUMBER 1-13098
                               CASE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
               DELAWARE                              76-0433811
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)
                                                        53404
  700 STATE STREET, RACINE, WISCONSIN                (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)
      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (414) 636-6011

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                          NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                     ON WHICH REGISTERED
   -------------------                    ---------------------
Common Stock, par value
 $0.01 per share.......... New York, Chicago and Paris, France, Stock Exchanges

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES^[X] NO [_]

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

  STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.

   CLASS OF VOTING STOCK AND NUMBER OF
   SHARES                                MARKET VALUE HELD
   HELD BY NON-AFFILIATES AT FEBRUARY         BY NON-
   28, 1997                                AFFILIATES(2)
   -----------------------------------   -----------------
   Common Stock, 73,798,570 shares (1)    $3,828,300,819

--------
(1) Does not include 141,864 shares held by Case executive officers and directors; however, this determination does not constitute an admission of affiliate status for any of these stockholders.
(2) Based upon the closing sale price on the Composite Tape for the Common Stock on February 28, 1997.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, par value $0.01 per share, 73,940,434 shares outstanding as of February 28, 1997.
                      DOCUMENT INCORPORATED BY REFERENCE:

                                                       PART OF THE FORM 10-K
                       DOCUMENT                       INTO WHICH INCORPORATED
                       --------                       -----------------------
   Case Corporation's Definitive Proxy Statement for         Part III
    the Annual
    Meeting of Stockholders to be Held May 14, 1997

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
 ITEM 1.   BUSINESS.......................................................   1
 ITEM 2.   PROPERTIES.....................................................  10
 ITEM 3.   LEGAL PROCEEDINGS..............................................  11
 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  11
 ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT...........................  11
PART II
 ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
  STOCKHOLDER MATTERS.....................................................  13
 ITEM 6.   SELECTED FINANCIAL DATA........................................  14
 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF
        OPERATIONS........................................................  15
 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................  31
     Index to Financial Statements of Case Corporation and Consolidated
      Subsidiaries........................................................  31
 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL
        DISCLOSURE........................................................  66
PART III
 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............  66
 ITEM 11.  EXECUTIVE COMPENSATION.........................................  66
 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.  66
 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  66
PART IV
 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
  K.......................................................................  66
     Financial Statements Included in Item 8..............................  66
     Index to Financial Statements and Schedule Included in Item 14.......  66
     Schedules Omitted as Not Required or Inapplicable....................  66
     Exhibits.............................................................  68
     Reports on Form 8-K..................................................  68

                                    PART I

ITEM 1. BUSINESS.

  Case Corporation, a Delaware corporation (the "Company"), is a leading worldwide designer, manufacturer, marketer and distributor of farm equipment and light- and medium-sized construction equipment. The Company's market position is particularly significant in several product categories, including loader/backhoes, skid steer loaders, large, high-horsepower farm tractors and self-propelled combines. As used herein, "Case" refers to the Company and its consolidated subsidiaries.

  Case also manufactures and distributes replacement parts for various models of its farm and construction equipment, many of which are proprietary, to support products it has sold. Case distributes these parts to dealers and distributors through a network of parts depots throughout the world.

  To facilitate the sale of its products, Case offers wholesale financing to its dealers and various types of retail financing to qualified end-users in the United States, Canada and Australia. Wholesale financing consists primarily of floorplan financing and allows dealers to maintain a representative inventory of products. Retail financing consists of the financing of retail installment sales contracts, leases and similar products for the benefit of end-use customers in conjunction with the purchase of new and used equipment from Case dealers and company-owned retail stores and is intended to be competitive with financing available from third parties.

  In 1996, Case's sales of farm and construction equipment represented 78% of total revenues, while sales of replacement parts represented 18% and financing operations accounted for 4% of total revenues. In 1996, Case's sales of farm equipment represented 63% of revenues from equipment sales, and sales of construction equipment represented 37% of revenues from equipment sales. For information concerning the revenues, operating results and identifiable assets attributable to each of the geographic areas in which Case operates, see Note 19 to the Consolidated and Combined Financial Statements of Case Corporation (the "Case Financial Statements") included in Item 8 hereof.

  Case products are distributed through an extensive network of independent dealers and distributors in more than 150 countries worldwide.

ACQUISITION OF BUSINESSES

  The Company completed four strategic business acquisitions in 1996. In January 1996, the Company acquired Concord, Inc. ("Concord"), a manufacturer of air drills based in Fargo, North Dakota. Concord products complement the full array of Case IH agricultural equipment, including the Company's yield mapping system. In the second quarter of 1996, the Company completed the purchase of all of the outstanding shares of Austoft Holdings Limited ("Austoft"), the world's largest manufacturer of sugar cane harvesting equipment, based in Bundaberg, Australia. In the third quarter of 1996, the Company acquired a 75% interest in Steyr Landmaschinentechnik AG ("Steyr"), an Austrian tractor manufacturer whose tractors are recognized for their superior performance in mountainous regions. The Steyr line extends from utility to row-crop tractors ranging from 48 to 150 horsepower. In the fourth quarter of 1996, the Company acquired Fermec Holdings Limited ("Fermec"), a construction equipment manufacturer based in Manchester, United Kingdom. Fermec's products include loader/backhoes, mini-excavators, skid steer loaders and industrial tractors.

  In January 1997, the Company acquired bor-mor Inc., a North American-based directional drilling company whose "trenchless" technology will expand Case's product offering in the cable and underground utility installation market.

FARM EQUIPMENT

  Case manufactures and distributes a broad line of farm machinery and implements, including two-wheel and four-wheel drive tractors ranging in size from 40 to 425 horsepower, combines, cotton pickers, hay and forage equipment, planting and seeding equipment, soil preparation and cultivation implements, sugar cane harvesters and material handling equipment. In 1996, the Company introduced more than 20 new agricultural products, completing the largest product launch in its history.

  Case's tractor line covers a broad range of requirements to serve widely varying needs of customers in the global farming industry. Large tractors, such as the Case MAGNUM(TM) two-wheel drive and STEIGER(R) four-wheel drive tractors are primarily sold to large, high-volume agricultural producers. In 1996, the Company launched a new line of MAGNUM(TM) two-wheel drive tractors and the new Quadtrac(TM), four-wheel drive tracked tractor. Small and medium-sized tractors, such as the MAXXUM(R) and "3200/4200" series of two-wheel drive tractors, are sold worldwide across a broader range of applications. Steyr produces tractors in Austria and markets these products primarily in Europe. Case also distributes tractors manufactured by Carraro S.p.A. to meet specialized European market requirements.

  Harvesting equipment includes combines, cotton pickers and sugar cane harvesters. AXIAL-FLOW(R) combines are used in a broad variety of grain harvesting applications. In 1996, the Company acquired exclusive development, manufacturing and marketing rights to a new combine-attachment design for "ultra-narrow" row farming that has the potential to substantially increase farmer productivity. COTTON-EXPRESS(R) cotton pickers are sold to customers who require highly productive, multi-row cotton harvesting equipment. Austoft manufactures sugar cane harvesting equipment in Australia and Brazil and markets these products worldwide.

  "Ag Systems" comprise all of the agricultural equipment and attachments that allow farmers to assemble complete systems of products for their unique applications. EARLY-RISER(R) planter equipment, CONCORD(R) air seeding equipment, and a broad line of tillage and cultivation implements are sold for a variety of row-crop and small grain farming requirements. Hay and Forage Industries, a joint venture with AGCO Corporation ("AGCO"), manufactures a broad range of products used primarily in livestock production. Case also distributes some "Ag Systems" products manufactured by other companies for specific needs in various regions of the world. In 1996, Case launched an enhanced software package for the Case IH Advanced Farming System and an improved line of implements including enhancements to its EARLY-RISER(R) planters, new field cultivators and chisel plows that can be converted into air seeders, and new baler and windrower models that are engineered to increase yields and productivity.

  Farm equipment net sales for the year ended December 31, 1996, included the following components: tractors 59%, combines 27%, implements 6%, hay and forage 4%, cotton pickers 2% and sugar cane harvesters 2%.

CONSTRUCTION EQUIPMENT

  Case manufactures and distributes a broad line of construction machinery that primarily serves the light- to medium-sized equipment requirements in a wide range of applications. Product lines include loader/backhoes, crawler and wheel excavators, wheel loaders, crawler dozers, skid steer loaders, trenchers and rough terrain forklifts.

  Loader/backhoes are used across a large number of construction industry segments because of their multi-function versatility and the capability of adding various attachments. Case manufactures a variety of loader/backhoe models based on a single global product structure to serve the specific regional markets. Since the acquisition of Fermec, Case has a second product structure which includes a four-wheel steer version, a segment of growing importance in Europe. Loader/backhoes are manufactured in North America, Europe and Brazil for sale to customers worldwide.

  Case sells a number of excavator models in different regions of the world. In North America, Case distributes several excavator models manufactured by Sumitomo Construction Machinery Co., Ltd. ("Sumitomo"). In Europe, Case manufactures and sells a broad range of crawler and wheeled excavators. This product line includes both standard and specially-configured models. Since the acquisition of Fermec, Case now manufactures mini-excavators in Europe under license from Kobelco Construction Machinery. Also in Europe, Case distributes midi-excavators produced by Macmoter, Inc.

  Case offers a variety of other construction equipment products worldwide. Wheel loaders are used in a wide variety of applications and are sold in various configurations to meet the unique needs of construction, industrial, utility and government customers. In Europe, Case distributes additional smaller wheel loaders manufactured by Venieri S.p.A. Case's crawler dozer line is used primarily in grading applications, with the majority of units sold in North America. With the continued development of new attachments, Case skid steer loaders are sold into a continuously growing range of worldwide applications. Trenchers are used primarily for utility applications for installation of pipe and cable and are sold equipped with a variety of tools including cable plows, backhoes and rock saws. Case's acquisition of bor-mor Inc. will expand Case's product offering in the cable and underground utility installation market. Case also manufactures and sells rough terrain forklifts, primarily in North America.

  Construction equipment net sales for the year ended December 31, 1996, included the following components: loader/backhoes 46%, excavators 17%, wheel loaders 13%, skid steer loaders 13%, crawler dozers 4%, trenchers 3% and other 4%.

REPLACEMENT PARTS

  The replacement parts and associated service business is a major source of revenue and profitability for both Case and its dealers. It is also a significant factor in overall customer satisfaction and a strong contributor to the equipment purchase decision.

  Case manufactures and distributes replacement parts for various models of its farm and construction equipment, many of which are proprietary, to support products it has sold over the past years. Since many of the products Case sells have economically productive lives of 15 to 25 years when properly maintained, each unit that is retailed into the marketplace produces a long-term revenue stream for both Case and its dealers. Sales of replacement parts have historically been less cyclical than sales of new equipment and typically generate higher gross margins than new equipment.

  Case distributes these parts to dealers and distributors through a network of parts depots throughout the world. As of December 31, 1996, Case operated and maintained eleven parts depots, including two depots acquired in conjunction with the 1996 acquisitions of Steyr and Fermec. In addition, Case utilized the services of five other depots worldwide. Of these 16 parts depots, seven are located in the United States, two in Canada, five in Europe, one in Australia and one in Brazil. These parts depots provide Case's customers with immediate access to substantially all of the parts required to support Case's equipment models.

  In 1996, Case closed its Ris Orangis, France, parts depot and consolidated its activities with Case's existing parts depot at LePlessis-Belleville, France. In addition, Case closed its Racine, Wisconsin, parts depot and consolidated its activities with other existing Case parts depots in the United States. In January 1997, Case announced its intention to close its Batley, United Kingdom, depot and to consolidate its activities in the LePlessis-Belleville, France, depot. Completion of this project is expected by the end of March 1997.

RETAIL CREDIT OPERATIONS

  Case Credit Corporation is a wholly owned finance subsidiary of Case. Case Credit Corporation and its wholly owned operating subsidiaries, Case Credit Ltd. (Canada) and Case Credit Australia Pty Ltd (collectively "the Credit Companies" or "Case Credit"), provide and administer financing for the retail purchase or lease of new and used Case agricultural and construction equipment and other new and used agricultural and construction equipment. Case Credit offers various types of retail financing to end-use customers to facilitate the sale or lease of Case products in the United States, Canada and Australia. The Credit Companies business principally involves purchasing retail installment sales contracts from Case dealers. In addition, Case Credit facilitates and finances the sale of insurance products to retail customers, provides financing for Case dealers and Case rental equipment yards, and provides other retail financing programs for end-use customers in the United States and Canada. Case Credit also provides various financing options to dealers for a variety of purposes, including dealer real estate acquisitions, construction and remodeling, business acquisitions, dealer systems, service and maintenance equipment, and working capital. The Company's dealers and company-owned retail stores assign and sell retail contracts to the Credit Companies on a daily basis. Credit criteria are set by the management of the Credit Companies.

  Retail sales and financing outside of North America and Australia are affected by a variety of customs and regulations. The primary function of credit operations in those markets is to coordinate sales-finance packages with third parties. These sales packages are diverse and are dependent upon the customer, product, country and government and are generally funded without recourse to Case. In Europe, retail financing is offered through third-party banking arrangements, with the banks having ultimate responsibility for underwriting and administration. In 1996, Case Credit established a joint venture with The Association of Banks of Uzbekistan. The new company, UzCaseagroleasing, will provide financing for the retail acquisition of new and used Case agricultural equipment in Uzbekistan. In the rest of the world, Case conducts limited retail financing activities.

  Case Credit finances retail sales of equipment under installment sales contracts with terms generally from three to five years. Case's guidelines for minimum down payments, which vary with the types of equipment and repayment provisions, are generally not less than 20% for new farm equipment and 25% for new construction equipment and 25% and 30%, respectively, for used farm and construction equipment. Finance charges are sometimes waived for specified periods or reduced on certain products sold in connection with sales promotions. Installment sales contracts for financing the retail sales of equipment (other than parts which are purchased on a revolving account basis) typically provide for retention of a first priority perfected security interest in the equipment financed.

  The Credit Companies obtain funding for their operations primarily from banks, the securitization of receivables and the issuance of public debt.

 Asset-Backed Securitization Program

  Limited-purpose business trusts organized by Case Credit issue asset-backed notes and certificates in both public and private transactions. These asset-backed securities are secured by retail installment sales contracts generated by Case from the sale of farm and construction equipment to retail customers, which are sold by the Credit Companies to the trusts.

  In 1995 and 1996, the following offerings of asset-backed securities were completed (in millions):

                                                                  U.S.  CANADIAN
                                                                 DOLLAR  DOLLAR
      OFFERING DATE                                              AMOUNT  AMOUNT
      -------------                                              ------ --------
      March 1995................................................  $600     --
      June 1995.................................................   --     $300
      September 1995............................................  $650     --
      February 1996.............................................  $625     --
      April 1996................................................   --     $199
      September 1996............................................  $875     --

  In February 1997, Case Credit Ltd. sold C$250 million of asset-backed securities. In March 1997, Case Credit Corporation commenced an offering of $650 million of asset-backed securities of Case Equipment Loan Trust 1997-A pursuant to its approximate $3 billion shelf registration statement filed with the Securities and Exchange Commission.

  Case Credit anticipates that, depending upon continued market interest and other economic factors, it will continue to securitize its retail receivables in both the U.S. and Canadian markets.

WHOLESALE FINANCING

  Case provides wholesale financing to dealers in the United States, Canada and Australia for extended periods to enable dealers to carry representative inventories of equipment. Down payments are not required and interest is not charged for a part of the period for which the inventories are financed. Case strives to obtain a first priority perfected security interest in dealers' inventories obtained from or financed by Case, and periodic physical checks are made of those inventories. Terms to dealers require full payment when the equipment that secures the indebtedness is sold to retail customers. Variable market rates of interest are charged on balances outstanding after certain interest-free periods, which currently vary from three to nine months depending upon the type of equipment. Financing is also provided to dealers on used equipment accepted in trade, on repossessed equipment and on approved equipment from other manufacturers, and Case strives to obtain a security interest in such equipment.

  In June 1995, the Company consummated a transaction whereby it sold (with limited recourse), on a revolving basis, a fractional undivided interest in certain of its wholesale receivables pursuant to a private asset-backed securitization facility. Under this facility, the maximum amount of proceeds that may be accessed at any one time is $400 million and is subject to change based on the level of eligible wholesale receivables. The facility consists of a five-year committed, $300 million, non-renewable facility and a 364-day, $100 million facility, which is renewable annually at the sole discretion of the purchasers. At December 31, 1995 and 1996, the undivided interest of the purchasers under the facility represented $521 million of wholesale receivables.

  Case's wholesale finance policies in Europe are similar to those adopted in North America, although in Europe, interest-free floorplanning periods are generally of shorter duration than in North America. The primary function of the credit operations in non-European international markets is to facilitate the sale of Case products by coordinating sales finance packages with third parties. These sales packages are diverse and are dependent upon the customer, product, country and government involved and are typically funded without recourse to Case. In some instances, Case arranges wholesale financing through local banks. In other instances, Case assists dealers in establishing wholesale financing arrangements directly with local lenders.

MANUFACTURING

  Case manufactures equipment and components in ten facilities located in North America and eleven facilities located in Brazil, France, Germany, Austria, Australia, and the United Kingdom. Similar manufacturing techniques are employed in the production of components for both farm and construction equipment, resulting in certain economies and efficiencies.

  Case has entered into several strategic joint ventures. Case has a 50% interest in a joint venture with Cummins Engine Company, Inc. ("Cummins") that manufactures a line of diesel engines at a facility in Rocky Mount, North Carolina. The joint venture, Consolidated Diesel Company ("CDC"), provides Case with a source of technically advanced, low cost, efficient and reliable diesel engines that have been incorporated into many of Case's product lines. Case also has a 50% interest in Hay and Forage Industries, a joint venture with AGCO that manufactures hay and forage equipment at a plant in Hesston, Kansas. Each of the co-venturers markets and sells the equipment manufactured by the joint venture under "Case IH" and "AGCO/Hesston" brand names, respectively, and through their respective distribution systems. In addition, Case also owns a 70% interest in a joint venture in Liuzhou, China, for the assembly and distribution of loader/backhoes. Case's partner in this joint venture, Guangxi Liugong Machinery Co., Ltd., is a leading wheel loader manufacturer in China. Case also owns a majority interest in a joint venture in Uzbekistan that will produce two-row cotton pickers for sale in Uzbekistan and surrounding countries. The first units from this facility are expected to be available for the 1997 cotton harvest. Through the acquisition of Austoft, Case acquired a 50% interest in Brastoft, a joint venture in Piracicaba, Brazil, that markets and sells sugar cane harvesters primarily in the Latin American region.

  In addition to the equipment manufactured by Case and its joint ventures, Case purchases both agricultural and construction equipment from other sources. Case purchases excavators and parts from Sumitomo pursuant to a multi-year contract entered into in 1992. These excavators are sold under the "Case" name in North America and enable Case's dealers to offer a full line of light- to medium-sized construction equipment. Case also purchases small excavators from Macmoter, Inc.

SUPPLIERS

  During 1996, Case purchased approximately $2.3 billion of material from outside suppliers, including approximately $1.8 billion in material used to produce products and $475 million in after-market parts and components support. Forty suppliers in the aggregate accounted for more than one-third of Case's 1996 annual purchase volume measured in dollars.

  Over the years, Case has reduced the number of its suppliers from approximately 7,000 in 1989 to approximately 3,000 at the end of 1996. The Company believes that the reduction in the number of suppliers has resulted in more cost effective arrangements, reduced investment requirements, provided greater access to technology developments and resulted in lower per-unit costs. As a result, however, Case's dependence on its remaining suppliers has increased, although in most instances the products purchased from Case's suppliers are available from other sources.

DISTRIBUTION AND SALES

  Case sells and distributes its products, including parts, through an extensive network of independent dealers and distributors in more than 150 countries worldwide. Dealers typically sell either farm equipment or construction equipment, although some dealers sell both types of equipment.

  In most established markets, the distribution of Case products is accomplished through the dealer network. In several other parts of the world, Case products are sold initially to distributors and then to dealers (or initially to dealers and then to sub-dealers) leveraging distributor expertise and minimizing Case's marketing costs. Distributors generally have responsibility for the marketing of goods in very large geographic regions, including entire countries.

  Dealer terminations, voluntary and involuntary, have historically averaged between 6% and 7% annually, worldwide. In North America, Case is contractually obligated to repurchase new equipment, new parts, business signs and manuals from terminated dealers. The repurchase price for new equipment is the net price paid by the dealer or the current net price offered to dealers, whichever is lower, plus freight previously incurred by the dealer. New parts are repurchased at the current dealer net price less 15% for restocking and handling. Outside of North America, repurchase obligations and practices vary by region.

  In addition to the contractual repurchase obligation, various states and countries have agricultural and construction equipment dealership laws which require Case to repurchase new equipment and new parts at statutory amounts. In many areas, the statutory repurchase amount for new equipment is at net cost, and for parts the price varies from 85% to 100% of the current dealer net price with a 5% credit if the dealer packs the parts. The dealer may elect either the contractual repurchase provision or the statutory repurchase provision. Case repurchases new equipment and new parts whether the termination is voluntary or involuntary. The dealer and Case generally negotiate an agreed-upon purchase price for used equipment financed by Case, but if Case and the dealer cannot agree, a sale is typically held and the proceeds are applied against any debt owed by the dealer to Case.

RESEARCH, DEVELOPMENT AND ENGINEERING

  Case's research, development and engineering personnel design, engineer, manufacture and test new products, components and systems. Case incurred $193 million, $156 million and $127 million of research, development and engineering costs in the years ended December 31, 1996, 1995 and 1994, respectively. Case also benefits from the research, development and engineering expenditures of its joint ventures, CDC and Hay and Forage Industries, which are not included in Case's research, development and engineering expenditure figures, and from the continuing engineering efforts of its suppliers.

PATENTS AND TRADEMARKS

  Case owns and licenses the rights under a number of domestic and foreign patents and trademarks relating to its products and businesses. Case manufactures and distributes equipment primarily under the names "Case," "Case IH," "Steyr," "Austoft," "Concord" and "Case Poclain." While the Company considers the patents and trademarks, including the Case and IH tradenames, important in the operation of its business, the Company does not believe that its business is dependent on any single patent or group of patents.

EMPLOYEES

  At February 28, 1997, Case had approximately 17,500 employees compared to 15,700 employees at December 31, 1995. The increase in headcount, as compared to December 31, 1995, resulted from the Company's acquisitions of Austoft, Fermec, Steyr and Concord in 1996.

  Most of Case's worldwide production and maintenance employees are represented by unions. Case's current 38-month collective bargaining agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America (the "UAW"), which represents approximately 2,950 of Case's hourly production and maintenance employees in North America, was ratified in February 1995. Union contracts covering Case's employees in France and the United Kingdom expire annually and are renegotiated each year. In April 1997, the contract for the United Steel Workers of America ("USWA") at the Hamilton, Ontario, plant will be renegotiated. There can be no assurance that future contracts with the UAW, USWA or any of Case's other union contracts will be renegotiated upon terms acceptable to Case. In addition, Case's employees in Europe are protected by various worker co-determination and similar laws that afford employees, through local and central works councils, certain rights of consultation with respect to matters involving the business and operations of their employers, including the downsizing or closure of facilities and the termination of employment. Over the years, the Company has experienced various work slow-downs, stoppages and other labor disruptions. During 1995 and 1996, no significant labor disruptions occurred.

ENVIRONMENTAL MATTERS

  Case's operations are subject to environmental regulation by Federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. Case is a voluntary participant in several government sponsored initiatives at the state and Federal levels that benefit the environment. Case has also instituted a Pollution Prevention Program to reduce industrial waste, air emissions and water usage by incorporating adjustments in business activity, recycling efforts and hazard assessments of raw materials. Case has a program designed to implement environmental management practices and compliance, to promote continuing environmental improvements and to identify and evaluate environmental risks at manufacturing and other facilities worldwide.

  Case will incur capital expenditures in connection with matters relating to environmental control and will also be required to spend additional amounts in connection with ongoing compliance with current and future laws and regulations. In particular, the Clean Air Act Amendments of 1990 will affect directly the operations of all of Case's manufacturing facilities in the United States. The manufacturing processes that will be affected include painting, coating and foundry operations. Although capital expenditures for environmental control equipment and compliance costs in future years will depend on legislative, regulatory and technological developments that cannot accurately be predicted at this time, Case anticipates that these costs are likely to increase as environmental requirements become more stringent. Case made capital expenditures applicable to environmental matters aggregating approximately $19 million in 1996. Capital expenditures applicable to environmental matters for 1997 and 1998 are estimated by the Company to approximate $8 million per year. The preceding sentence is a forward-looking statement, and the actual costs could differ materially from those currently anticipated by the Company based on the factors discussed in this paragraph.

  Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and other Federal and state laws that impose similar liabilities, Case has received inquiries for information or notices of its potential liability regarding 34 sites to which Case allegedly sent hazardous substances for disposal ("Waste Sites"). Case has never owned or operated any of the Waste Sites. Thirteen of the Waste Sites are on the National Priority List promulgated pursuant to CERCLA. At 30 of the Waste Sites, the monetary amount or extent of Case's liability has been resolved, Case has not been named as a potentially responsible party ("PRP"), or Case's liability is likely de minimis in comparison with other PRPs. Because estimates of remediation costs are subject to revision as more information becomes available about the extent and cost of remediation and because settlement agreements can be reopened under certain circumstances, Case's potential liability for remediation costs associated with the 34 Waste Sites could change. Moreover, because liability under CERCLA and similar laws can be joint and several, Case could be required to pay amounts in excess of its pro rata share of remediation costs. However, when appropriate, Case's understanding of the financial strength of other PRPs has been considered in the determination of Case's potential liability. The Company believes that the costs associated with the Waste Sites will not have a material adverse effect on the Company's financial position or results of operations. The preceding sentence is a forward-looking statement, and the actual costs could differ materially from the costs currently anticipated by the Company based on the factors discussed in this paragraph.

  The Company has conducted environmental investigatory or remedial activities at certain properties that are currently or were formerly owned and/or operated or which are being decommissioned. The Company believes that the outcome of these activities will not have a material adverse effect on the Company's financial position or results of operations. The preceding sentence is a forward-looking statement, and the actual costs could differ materially from those costs currently anticipated due to the nature of the historical disposal and release activities typical of manufacturing and related operations that have occurred in the United States and other countries, and as a result of U.S. and foreign laws which now and in the future may impose liability for previously lawful disposal and release activities. As it has done in the past, the Company intends to fund its costs of environmental compliance from operating cash flows. Also see Note 15 to the Case Financial Statements included in Item 8 hereof.

SIGNIFICANT INTERNATIONAL OPERATIONS

  In addition to Case's U.S. manufacturing plants, Case operates manufacturing plants in Europe, Australia, China, Brazil and Canada. Case derived approximately 56% of its sales in 1996 from the sale of its products in countries outside the United States. International operations are generally subject to various risks that are not present in domestic operations. Various foreign jurisdictions have laws limiting the right and ability of foreign subsidiaries to pay dividends and remit earnings to affiliated companies unless specified conditions precedent are met. In addition, sales in foreign jurisdictions are typically made in local currencies and transactions with foreign affiliates are customarily accounted for in the local currency of the selling company. To the extent Case does not take steps to mitigate the effect of changes in the relative value of the U.S. dollar and foreign currencies, Case's results of operations and financial condition (which are reported in U.S. dollars) could be adversely affected by negative changes in these relative values.

SEASONALITY AND PRODUCTION SCHEDULES

  The seasonality of farm equipment retail sales is directly affected by the timing of major crop activities: tilling, planting and harvesting. The timing of these activities is impacted by crop production and climate conditions. The fourth quarter is generally the strongest demand period for retail farm equipment sales, normally representing approximately 35% of sales by Case's North American dealers. The weakest retail demand for Case farm equipment in North America historically occurs in the third quarter, accounting for approximately 15% to 20% of sales by Case's North American dealers.

  Seasonal demand fluctuations for construction equipment are less significant than those for farm equipment. Nevertheless, in North America, housing construction slows down, especially in the Midwest and on the East

Coast, beginning in November and continuing through the first quarter. North American retail demand for Case's construction equipment is strongest in the second and fourth quarters, which combined represent approximately 50% to 60% of sales by Case's North American dealers. European demand patterns are similar to those in North America.

  Sales to independent dealers closely correspond with Case's production levels, which are based upon its estimates of the demand for its products, taking into account the timing of dealer shipments (which are in advance of retail demand), dealer inventory levels, the need to shut down production to enable manufacturing facilities to be prepared for the manufacture of new or different models and the efficient use of manpower and facilities. The production levels are adjusted to reflect changes in estimated demand, dealer inventory levels, labor disruptions and other matters not within Case's control. In 1996, the Company established a multi-year supply chain management initiative. In implementing this initiative, Case underproduced relative to worldwide retail demand, and, as a result, Case sold to dealers throughout the year at rates below actual retail demand, thereby reducing dealer inventory levels. The goal of this program is to reduce Case's working capital requirements.

COMPETITION

  The farm equipment industry is highly competitive, particularly in North America and Europe. Case competes with several large national and international full-line suppliers, as well as numerous short-line and specialty manufacturers with differing manufacturing and marketing methods. Case's principal competitors in the farm equipment business include Deere & Company ("Deere & Co."), New Holland N.V. and AGCO.

  The Company believes several key factors influence a buyer's choice of equipment. These factors include the strength and quality of a company's dealers, the quality and pricing of products, brand loyalty, product availability, financing terms, parts and warranty programs, resale value, customer service and satisfaction, timely delivery and technological innovation. The Company continually seeks to improve in each of these areas but focuses primarily on providing high-quality and high-value products and supporting those products through its dealer network and parts distribution system.

  The construction equipment industry has a broad spectrum of competitors that specialize in various product lines. The competitors are globally dispersed. Principal competitors for Case in North America are Caterpillar Inc. ("Caterpillar"), Deere & Co., and Ingersoll-Rand Company ("Ingersoll-Rand"). Outside North America, the Company's competitors include J.C. Bamford NV, Caterpillar and others, such as Komatsu Ltd., AB Volvo, Hyundai Corporation, Samsung Corporation, Daewoo Corporation and Hitachi, Ltd., depending on the particular markets. Caterpillar is a major supplier of large construction machines, with emphasis on heavy earthmoving, mining and materials handling equipment. Competing product lines from Caterpillar include small crawlers, loader/backhoes, wheel loaders and excavators. Deere & Co. is a smaller supplier of construction equipment and competes with Case in the same product families as Caterpillar. Ingersoll-Rand produces a line of skid steer loaders that competes with Case's products.

  The principal factors affecting competition are market share objectives, profit objectives, exchange rate fluctuations, financial strength of supplier or retailer, technology and quality advantages, unique product or service advantages and product support and distribution strength.

SERVICE AND WARRANTY

  Case products are warranted to the end-user to ensure end-user confidence in design, workmanship and material quality. Warranty lengths vary depending on competitive standards established within individual markets. In general, warranties tend to be for one to two years, with some at six months, and cover all parts and labor for non-maintenance repairs and wear items, provided the repair was not necessitated by operator abuse, improper use or negligence. Warranty work must be performed by authorized independent Case distributors, dealers and company-owned retail stores. Warranty on some products is limited by hours of use. Purchased warranty is available on most products. Dealers submit claims for warranty reimbursement to Case and are credited for the cost of repairs so long as the repairs meet Case's prescribed standards. Warranty expense is accrued at the time of sale. Purchased warranty is accrued and amortized over the life of the warranty contract.

  Service support outside of the warranty period is provided by Case distributors, dealers and company-owned retail stores. Retail outlet service personnel are trained in one of several Case training facilities around the world or on location at the dealership by Case service engineers or service training specialists.

REORGANIZATION

  The Company was incorporated on April 22, 1994, as a wholly owned subsidiary of Tenneco Inc. ("Tenneco") for the purpose of acquiring Tenneco's farm and construction equipment business. In June 1994, pursuant to a Reorganization Agreement (the "Reorganization Agreement"), between the Company, Tenneco and Tenneco Equipment Corporation, the Company and its subsidiaries acquired the business and assets of the farm and construction equipment business (other than approximately $1.1 billion of U.S. retail receivables) of Tenneco and its subsidiaries (the "Case Business"). For additional information on the Reorganization, see Note 4 to the Case Financial Statements included in Item 8 hereof.

ITEM 2. PROPERTIES.

  The principal properties of Case as of February 28, 1997, were as follows:

                                                              DESCRIPTION OF
      LOCATION                                                   PROPERTY
      --------                                             ---------------------
      Burlington, Iowa.................................... Manufacturing
      East Moline, Illinois............................... Manufacturing
      Hamilton, Ontario, Canada........................... Manufacturing
      Burr Ridge, Illinois................................ Technology Center
      Racine, Wisconsin................................... Manufacturing
      Racine, Wisconsin................................... Manufacturing/Foundry
      Wichita, Kansas..................................... Manufacturing
      Hugo, Minnesota..................................... Manufacturing
      Fargo, North Dakota................................. Manufacturing
      Fargo, North Dakota................................. Manufacturing
      Valley City, North Dakota........................... Manufacturing
      St. Valentin, Austria............................... Manufacturing
      Crepy, France....................................... Manufacturing
      Croix, France....................................... Manufacturing
      St. Dizier, France.................................. Manufacturing
      Tracy, France....................................... Manufacturing
      Neuss, Germany...................................... Manufacturing
      Carr Hill, United Kingdom........................... Manufacturing
      Doncaster, United Kingdom........................... Manufacturing/Foundry
      Manchester, United Kingdom.......................... Manufacturing
      Bundaberg, Australia................................ Manufacturing
      Sorocaba, Brazil.................................... Manufacturing

  The corporate headquarters for the Company are located in Racine, Wisconsin. In addition, Case also has, through its various joint ventures, manufacturing facilities located in Rocky Mount, North Carolina; Hesston, Kansas; Liuzhou, China; and Piracicaba, Brazil. For additional information on Case's joint ventures, see Item 1, "Manufacturing."

  In January 1996, Case closed its Vierzon, France, facility and transferred loader/backhoe production to its Crepy, France, facility.

  Several of the Company's facilities are leased through operating lease agreements. For information on operating leases, see Note 15 to the Case Financial Statements included in Item 8 hereof. Case also owns other facilities that are currently idle and available for sale.

  The Company considers each of its facilities currently in use to be in good operating condition and adequate for its present use. Management believes that it has sufficient capacity to meet its current market demand. However, certain Case facilities are presently underutilized in varying degrees as the production capabilities of these plants exceed the current market demand for Case's farm and construction equipment. The Company is considering making incremental investments at select facilities to increase capacity to meet continued demand for certain agricultural equipment products.

ITEM 3. LEGAL PROCEEDINGS.

  For information pertaining to legal proceedings, see Note 15 to the Case Financial Statements included in Item 8 hereof, which is incorporated by reference herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.

ITEM 4.1 EXECUTIVE OFFICERS OF THE REGISTRANT.

  The executive officers of the Company, their ages as of February 28, 1997, and their present positions with the Company are set forth in the table below:

                            AGE AT
                         FEBRUARY 28,
       NAME                  1997                              OFFICE
       ----              ------------                          ------
Jean-Pierre Rosso.......      56      Chairman, President, Chief Executive Officer and Director
Steven G. Lamb..........      40      Executive Vice President and Chief Operating Officer
Theodore R. French......      42      Senior Vice President and Chief Financial Officer
Richard M. Christman....      46      Senior Vice President
Richard S. Brennan......      58      General Counsel and Secretary

  As used in this Item 4.1, the "Company" or "Case" refers to Case Corporation and its consolidated subsidiaries and to Tenneco Equipment Corporation, the predecessor of Case Corporation.

  Mr. Rosso has served as Chairman, President and Chief Executive Officer of Case since March 1996. Prior to that time, he served as its President and Chief Executive Officer since joining the Company in April 1994. Prior thereto, Mr. Rosso was President of the Home and Building Control business of Honeywell Inc., a producer of advanced technology products, since 1992 and served as President of that company's European operations from 1987 through 1991. Mr. Rosso is also a director of ADC Telecommunications, Inc., Crown Cork & Seal Company, Inc., Inland Steel Industries, Inc., and its subsidiary, Inland Steel Company, Principal Mutual Life Insurance Company and Ryerson Tull, Inc. Mr. Rosso became a Director of Case on April 22, 1994.

  Mr. Lamb has served as an Executive Vice President of Case since April 1993 and as Chief Operating Officer since March 1995. As Chief Operating Officer, Mr. Lamb is responsible for worldwide industrial operations. He previously directed the Company's business activities in Europe, Africa and the Middle East. Prior to joining Case, Mr. Lamb served as Executive Assistant to the President and Chief Operating Officer of Tenneco. Previously, Mr. Lamb was with International Paper Company from 1988 to 1992, where he served in several key management and operational positions.

  Mr. French has served as a Senior Vice President and Chief Financial Officer of Case since January 1992 and also served as Treasurer from January 1992 until August 1994. Mr. French also has operating responsibility for the Case finance subsidiaries and has served as Chairman of the Board of Case Credit Corporation since January 1996. Mr. French joined Case in 1989 as Vice President, Corporate Planning and Development. Prior to joining Case, Mr. French spent 12 years with Rockwell International. From 1987 to 1989, he was Director of Business Development for Rockwell International's Automotive Operations.

  Mr. Christman has served as a Senior Vice President of Case since July 1986. Mr. Christman leads Global Business Development and focuses on establishment of new strategic alliances with the implementation of growth strategies. Mr. Christman joined Case in 1975 and has held various sales and marketing positions. Beginning in 1986, Mr. Christman served for three years as Senior Vice President, Europe Sales and Marketing, and returned to Racine in 1989 as Senior Vice President, Parts Division.

  Mr. Brennan was appointed General Counsel and Secretary of the Company in February 1995. Mr. Brennan has been a partner in the law firm of Mayer, Brown & Platt since returning to that firm in 1991, and was the General Counsel of Continental Bank Corporation from 1982 through August 1994.

  Each of the executive officers described in this Item 4.1 was elected by the Board of Directors at its May 1996 meeting to hold office until the first meeting of the Board of Directors following the 1997 annual meeting of stockholders, and until his respective successor is duly elected and qualified, unless any such executive officer is earlier removed or replaced by the Board of Directors.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The outstanding shares of Common Stock, par value $0.01 per share, of the Company (the "Common Stock") are listed on the New York Stock Exchange, which is the principal market for the Common Stock, under the symbol "CSE." The Company's Common Stock is also listed on the Chicago Stock Exchange and the Paris, France, Stock Exchange.

  The following table sets forth the high and low sale prices of Common Stock during the periods indicated on the New York Stock Exchange Composite Transactions Tape and dividends declared per share of Common Stock during such periods:

                                                         SALE PRICES
                                                       --------------- DIVIDENDS
                                                        HIGH     LOW   DECLARED
                                                       ------- ------- ---------
      1996
        1st quarter................................... $56 1/4 $   40    $0.05
        2nd quarter...................................     55   45 1/8    0.05
        3rd quarter...................................     50   41 3/4    0.05
        4th quarter...................................  56 1/2  45 3/8    0.05
      1995
        1st quarter................................... $25 3/8 $20 5/8   $0.05
        2nd quarter...................................  29 7/8  24 5/8    0.05
        3rd quarter...................................  40 7/8  29 3/4    0.05
        4th quarter...................................  45 7/8  35 1/8    0.05

  The number of holders of Common Stock of record as of February 28, 1997, was 5,195.

  The declaration and payment of dividends to holders of each class of capital stock of the Company will be at the discretion of the Board of Directors of the Company and will depend upon many factors, including the Company's competitive position, financial condition, earnings and capital requirements. Accordingly, there is no requirement or assurance that dividends will be declared or paid.

  No dividends (other than dividends paid in stock ranking junior to the Company's Preferred Stock, or rights or warrants to purchase such junior stock) may be paid on the Common Stock unless all unpaid dividends payable on the Company's Series A Cumulative Convertible Preferred Stock and its Cumulative Convertible Second Preferred Stock have been declared and paid, or set apart for payment, in full.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected historical financial data as of and for each of the five years ended December 31, 1996, has been derived from the audited consolidated and combined financial statements of the Company and the Case Business. For all periods subsequent to June 24, 1994, the financial data reflects the consolidated results of Case Corporation. For all prior periods, the financial data reflects the combined results of the Case Business. This information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Case Financial Statements and the notes thereto included elsewhere herein.

                                         YEARS ENDED DECEMBER 31,
                                  -------------------------------------------
                                   1996     1995     1994     1993     1992
                                  -------  -------  -------  -------  -------
                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE
                                                   DATA)
INCOME STATEMENT DATA:
Net sales.......................  $ 5,176  $ 4,937  $ 4,262  $ 3,748  $ 3,829
Interest income and other.......      233      168      143      255      321
Cost of goods sold..............   (3,953)  (3,779)  (3,260)  (3,106)  (3,322)
Selling, general and
 administrative expenses........     (544)    (553)    (576)    (526)    (691)
Research, development and
 engineering expenses...........     (193)    (156)    (127)     (95)     (88)
Restructuring (charge)
 credit(1)......................      --       --        16       20     (920)
Interest expense................     (160)    (174)    (160)    (232)    (353)
Other, net......................      (25)     (16)     (40)     (19)     (18)
                                  -------  -------  -------  -------  -------
Income (loss) before taxes and
 cumulative effect of changes in
 accounting principles and
 extraordinary loss.............      534      427      258       45   (1,242)
Income tax provision (benefit)..      185       81       93        6     (135)
                                  -------  -------  -------  -------  -------
Income (loss) before cumulative
 effect of changes in accounting
 principles and extraordinary
 loss...........................      349      346      165       39   (1,107)
Cumulative effect of changes in
 accounting principles(2).......      --        (9)     (29)     --      (223)
Extraordinary loss(3)...........      (33)     --        (5)     --       --
                                  -------  -------  -------  -------  -------
Net income (loss)...............  $   316  $   337  $   131  $    39  $(1,330)
                                  =======  =======  =======  =======  =======
Net earnings per share of common
 stock after preferred stock
 dividends and before cumulative
 effect of changes in accounting
 principles and extraordinary
 loss...........................  $  4.61  $  4.72     N.A.     N.A.     N.A.
Net pro forma earnings per
 common share after preferred
 stock dividends and before
 cumulative effect of changes in
 accounting principles and
 extraordinary loss.............     N.A.     N.A.  $  2.32     N.A.     N.A.
Cash dividends declared per
 common share...................  $  0.20  $  0.20  $  0.10     N.A.     N.A.
BALANCE SHEET DATA: (at the end
 of year):
Working capital.................  $   510  $   386  $   717  $   631  $ 1,011
Total assets....................    6,059    5,469    5,052    6,223    7,659
Long-term debt..................    1,119      889    1,443    1,547    2,149
Other long-term obligations and
 redeemable preferred stock.....      492      594      603      693      907
Equity..........................    1,904    1,520    1,181    1,730    1,528
Ratio of earnings to fixed
 charges and preferred stock
 dividends......................     3.73x    3.03x    2.38x    1.18x   (2.22)x

--------
(1) For information about the restructuring charges and information regarding the reversal of a portion of the restructuring reserve, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 5 to the Case Financial Statements.
(2) Effective January 1, 1995, Case adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for its non-U.S. plans, which resulted in a charge of $9 million on a pre-tax and after-tax basis to reflect the cumulative effect of the accounting change. Effective January 1, 1994, Case adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which resulted in a charge of $29 million after tax to reflect the cumulative effect of the accounting change. Effective January 1, 1992, Case adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," with respect to its employees in the United States, which resulted in a charge of $208 million after tax to reflect the cumulative effect of the accounting change. Also effective January 1, 1992, Case adopted SFAS No. 109, "Accounting for Income Taxes," which resulted in a charge of $15 million after tax to reflect the cumulative effect of the accounting change. See Notes 12 and 14 to the Case Financial Statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(3) In the first quarter of 1996, the Company sold $300 million aggregate principal amount of its 7 1/4% unsecured and unsubordinated notes due 2016 pursuant to a shelf registration statement filed with the Securities and Exchange Commission in June 1995. The net proceeds from the offering, together with cash and additional borrowings under the Company's credit facilities, were used to exercise the Company's option to repurchase for cash all of the Company's 10 1/2% Senior Subordinated Notes and pay accrued interest thereon. As a result of the repurchase, the Company recorded an extraordinary charge of $22 million after tax in the first quarter of 1996. During the third quarter of 1996, the Company established new credit facilities consisting of $3.4 billion in lines of credit and liquidity facilities. As a result of establishing the new credit facilities, the Company recorded an $11 million extraordinary, after-tax charge in the third quarter of 1996 for the write-off of unamortized bank fees related to the original bank agreements established at the time of the Company's initial public offering in June 1994. In the second quarter of 1994, the Company prepaid approximately $519 million of high interest-bearing debt. The Company recorded an extraordinary loss of $5 million after tax for the redemption premium resulting from these transactions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUMMARY OF SALES

  Case's sales are derived from the manufacture and distribution of a full line of farm equipment, light- and medium-sized construction equipment and replacement parts. In recent years Case's sales were derived from the following sources:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                                 ----------------
                                                                 1996  1995  1994
                                                                 ----  ----  ----
      Farm equipment............................................  52%   49%   47%
      Construction equipment....................................  30    32    31
      Replacement parts.........................................  18    19    22
                                                                 ---   ---   ---
          Total sales........................................... 100%  100%  100%
                                                                 ===   ===   ===

  Sales are affected by worldwide agricultural production and demand, housing starts and other construction levels, commodity prices, government subsidies, weather, interest and exchange rates, industry capacity and equipment levels. In addition to sales of equipment and parts, revenues include income from the financing of such sales.

CASE RESTRUCTURING PROGRAMS

  In response to depressed market conditions during the early 1990's, Case embarked on two restructuring programs. The first program, initiated in 1991, resulted in a pre-tax charge of $461 million ($404 million after tax). This program has been completed and the intended benefits have been achieved.

  While the measures taken by Case under the 1991 restructuring program resulted in substantial cost reductions, the worldwide farm and construction equipment market continued to deteriorate during 1992. At that time, the Company determined that major structural and strategic changes were necessary in order to rationalize certain component production operations to reduce the fixed cost portion of the manufacturing process; reduce excess capacity; focus, discontinue or replace unprofitable and noncompetitive product lines; and restructure and refocus product and component parts distribution to strengthen Case's competitive position in the global marketplace.

  Consequently, on March 21, 1993, a comprehensive restructuring program (the "1992 Restructuring Program") was adopted and resulted in a pre-tax restructuring charge of $920 million ($843 million after tax), which was reflected in Case's 1992 results. The $920 million pre-tax charge was recorded as a $340 million reduction of net property, plant and equipment, a $55 million reduction of inventory, a $63 million reduction of intangibles and other accounts and a $462 million reserve for the future cost of implementing the various restructuring actions.

  An analysis of the 1992 Restructuring Program is summarized in the table below (in millions):

                          1992 RESTRUCTURING PROGRAM

                                            1993 AND 1994 ACTIVITY                   1995 ACTIVITY
                                      ----------------------------------- -----------------------------------
                                        RESERVES                            RESERVES
                                        UTILIZED                            UTILIZED
                          BALANCE AT   (INCLUDES    CHANGES   BALANCE AT   (INCLUDES    CHANGES   BALANCE AT
                         DECEMBER 31,   CURRENCY      IN     DECEMBER 31,   CURRENCY      IN     DECEMBER 31,
                             1992     TRANSLATION) ESTIMATES     1994     TRANSLATION) ESTIMATES     1995
                         ------------ ------------ --------- ------------ ------------ --------- ------------
Employee termination
 payments...............     $250        $ (45)      $ 49        $254        $ (11)      $(39)       $204
Pension and OPRB costs..       56          (25)        13          44          (11)         2          35
Lease termination
 payments...............       10            1         (6)          5          --           5          10
Writedown of assets:
  Property, plant and
   equipment............      340          (89)       (48)        203          (67)         1         137
  Provision for
   environmental
   liabilities..........       25           (1)         2          26            1        --           27
  Other assets..........       63          (62)        (1)        --            (8)         8         --
Writedown of
 inventories............       55          (21)       (16)         18           (2)         1          17
Costs related to
 closing/selling/
 downsizing existing
 facilities.............       60          (15)       (18)         27           (7)        10          30
Other costs.............       61          (14)       (11)         36          (12)        12          36
                             ----        -----       ----        ----        -----       ----        ----
    Total restructuring
     charge.............     $920        $(271)      $(36)       $613        $(117)      $--         $496
                             ====        =====       ====        ====        =====       ====        ====
                                                 1996 ACTIVITY
                                      -----------------------------------
                                        RESERVES
                                        UTILIZED
                          BALANCE AT   (INCLUDES    CHANGES   BALANCE AT
                         DECEMBER 31,   CURRENCY      IN     DECEMBER 31,
                             1995     TRANSLATION) ESTIMATES     1996     TOTAL COSTS
                         ------------ ------------ --------- ------------ ------------
Employee termination
 payments...............     $204        $ (50)      $ (6)       $148        $ 254
Pension and OPRB costs..       35           (6)       (21)          8           50
Lease termination
 payments...............       10           (4)         3           9           12
Writedown of assets:
  Property, plant and
   equipment............      137         (115)         2          24          295
  Provision for
   environmental
   liabilities..........       27           (2)       --           25           27
  Other assets..........      --           --         --          --            70
Writedown of
 inventories............       17           (4)        (4)          9           36
Costs related to
 closing/selling/
 downsizing existing
 facilities.............       30          (16)        18          32           70
Other costs.............       36          (10)         8          34           70
                             ----        -----       ----        ----        -----
    Total restructuring
     charge.............     $496        $(207)      $--         $289        $ 884
                             ====        =====       ====        ====        =====

  The employee termination payments represent the severance payments to reduce personnel by approximately 7,100. This reduction is the result of closing and/or downsizing 11 manufacturing facilities, the consolidation of six parts distribution locations, the privatization of company-owned retail stores in North America, Europe and Australia and a reduction in related support functions. The employee termination payments also include minor amounts for other costs such as outplacement services and other benefits and certain contractual obligations under labor agreements. Estimates have been revised in each year to reflect changes in social, political, legal and economic conditions where employment reductions will occur. In 1996, headcount and cost estimates have been updated to reflect recent negotiations with affected parties.

  The pension and other postretirement benefit ("OPRB") costs represent curtailments as required by Statement of Financial Accounting Standards ("SFAS") No. 88 and SFAS No. 106 resulting from the termination of employees referred to above. The subsequent revisions to the original estimate reflect changes in the estimated level of benefits as well as changes in the number of employee terminations anticipated by the Company.

  Lease termination payments represent costs associated with the early termination of existing lease commitments for an abandoned European administrative facility and certain company-owned retail stores scheduled to be closed. The changes in estimates resulted from changes in market conditions where leases are to be terminated.

  The writedown of assets represents estimated losses on property, plant and equipment to be incurred upon the sale or abandonment of closed/downsized production facilities. The changes in estimates resulted primarily from updated valuations of properties and equipment to be sold or abandoned as well as from property and equipment actually sold in 1993 through 1996. During 1996, the Company allocated the reserve to the specific assets. This is shown as a utilization of the reserve in the accompanying table.

  Environmental costs have been accrued with respect to plants and other facilities where remediation and decommissioning costs will be required if such facilities cease operations. Upon the closing of these facilities, as contemplated by the 1992 Restructuring Program, potential remedial, decommissioning and environmental costs associated with the eventual sale of the facility and/or property have been recorded based on current knowledge and regulations.

  Other assets include the writedown to net realizable value of intangibles, goodwill and other miscellaneous items. Such writedowns were directly associated with the restructuring decision and primarily involve intangibles and goodwill in France and Germany.

  The writedown of inventories represents the writedown to net realizable value of inventory, materials and parts at those facilities that will be closed or for those products that have been discontinued. The changes in estimates resulted from revised estimates of the various actions still to be completed.

  The costs related to closing/selling/downsizing existing facilities include the estimated costs to close and/or downsize 11 plant locations and six parts distribution locations. The changes in the reserve resulted from revised estimates of the costs of various actions still to be implemented. The 1996 changes in the reserve reflect increased estimates to close the Neuss, Germany, plant and the Racine, Wisconsin, parts depot.

  Other costs include amounts for incremental legal costs required to support the restructuring projects, personnel transfer costs incurred as a direct result of closing and/or downsizing operations and other implementation costs. Other costs also include certain incentives and dealer discounts to close out discontinued product lines. In 1993 and 1994, the changes in estimates resulted primarily from improved market conditions resulting in fewer discounts required to liquidate discontinued products. In 1995 and 1996, the changes in estimates relate primarily to increased costs required to implement remaining actions.

  The following restructuring actions were completed by the Company in 1996:

  . During 1996, Case sold its Racine, Wisconsin, parts depot, where Case had employed approximately 120 people, and transferred its operations to Case's remaining regional depots.

  . The sale of company-owned retail stores has progressed steadily. At
    December 31, 1996, Case had 24 company-owned retail stores, as compared to 247 at December 31, 1990.

  . Case announced its intent to cease engine and component production and close the tractor manufacturing facility in Neuss, Germany, following the termination of production of the current MAXXUM(R) tractor models, which is expected to occur by mid-year 1997. Case closed the foundry located in Neuss, Germany, in December 1994. As of December 31, 1996, Case employed approximately 1,000 people at the Neuss facilities.

  . Case announced its intent to close the foundry operations at its Doncaster, United Kingdom, facility in 1997 and began to outsource the production of components presently manufactured at this facility. In the third quarter of 1994, an agreement was reached with the trade union for the eventual termination of approximately 900 employees.

  . During 1996, the Company closed its Ris Orangis, France, parts depot and consolidated its operations with its LePlessis-Belleville, France, parts depot.

  . During 1996, Case closed its Vierzon, France, facility and transferred loader/backhoe production to its Crepy, France, facility. Case employed approximately 275 people at the Vierzon facility.

  . Case adopted SFAS No. 121 effective January 1, 1996. Adoption of this standard did not have a material impact on the Company's results of operations as impaired assets, as defined, had previously been recorded at fair value. Of the remaining $24 million of restructuring reserves for property, plant and equipment at December 31, 1996, $3 million is attributed to assets that will be held for sale in 1997 and $21 million is attributed to assets currently in use that will ultimately be disposed of.

  The 1992 Restructuring Program is expected to be substantially completed by December 31, 1997. The Company believes that the remaining reserves should be adequate to carry out the remaining activities under the 1992 Restructuring Program. The Company estimates that total cash expenditures of approximately $480 million will be required to implement the 1992 Restructuring Program, of which approximately $232 million has been expended through December 31, 1996. These cash costs do not give effect to cash proceeds generated in the course of implementing the 1992 Restructuring Program.

  The Company believes that the successful completion of the 1992 Restructuring Program will enhance its pre-tax income and pre-tax operating cash flow through cost reductions by year-end 1997 by approximately $200 million annually over 1992 cost levels. The preceding sentence and the cost savings estimates contained herein are forward-looking statements, and the actual cost reductions could differ materially based on the factors discussed in this paragraph. Approximately 75% of these cost reductions have been realized through 1996. The remaining cost reductions are expected to be realized through a reduction of personnel, elimination of costs directly associated with the manufacture and distribution of discontinued products, a decrease in costs associated with assembly as a result of capacity reductions, reduced depreciation expense and the purchase of components at prices lower than the costs that would have been incurred to manufacture them. The Company's estimates of annual cost savings from the foregoing are based on the timely implementation of activities already identified by the Company and the achievement of projected levels of unit production and operating efficiency. The 1992 Restructuring Program is highly complex, and effective implementation continues to be a major undertaking. While the Company is committed to successfully completing the 1992 Restructuring Program, there can be no assurance that all of the objectives of the 1992 Restructuring Program or the Company's estimates of annual savings will be achieved. The specific restructuring measures and associated estimated costs were based on management's best business judgment under prevailing circumstances and on assumptions that have been and may continue to be revised over time and as circumstances change. As of December 31, 1996, the expected benefits from the restructuring actions are generally as originally contemplated.

RESULTS OF OPERATIONS

  In conjunction with the Reorganization, Case changed its definitions of "Case Industrial" and "Case Credit." Historically, the Case Business reflected the combination of all wholesale (dealer) finance and retail credit operations under the heading of "Case Credit." After the Reorganization, the wholesale (dealer) finance operations are included in Case Industrial's operations, and "Case Credit" consists of Case's wholly owned retail credit subsidiaries. The following reclassified statements of income show what Case's 1994 results of operations would have been had Case Industrial and Case Credit historically been reported consistently with the method used after the Reorganization. Net income per share of common stock is computed based upon historical income and assumes 70 million common shares outstanding and payment of preferred stock dividends for all periods prior to June 24, 1994.

                       RECLASSIFIED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                            CONSOLIDATED AND
                                COMBINED            CASE INDUSTRIAL        CASE CREDIT
                          ----------------------  ----------------------  ---------------
                           1996    1995    1994    1996    1995    1994   1996  1995 1994
                          ------  ------  ------  ------  ------  ------  ----  ---- ----
                                    (IN MILLIONS EXCEPT PER SHARE DATA)
Revenues:
  Net sales.............  $5,176  $4,937  $4,262  $5,176  $4,937  $4,262  $--   $--  $--
  Interest income and
   other................     233     168     143      63      67      47   244   217  184
                          ------  ------  ------  ------  ------  ------  ----  ---- ----
                           5,409   5,105   4,405   5,239   5,004   4,309   244   217  184
Costs and Expenses:
  Cost of goods sold....   3,953   3,779   3,260   3,953   3,779   3,260   --    --   --
  Selling, general and
   administrative.......     544     553     576     589     639     645    27    27   21
  Research, development
   and engineering......     193     156     127     193     156     127   --    --   --
  Interest expense......     160     174     160      90     135     104    72    42   56
  Other, net............      25      16      24      13      15      32    12     1  (10)
                          ------  ------  ------  ------  ------  ------  ----  ---- ----
                           4,875   4,678   4,147   4,838   4,724   4,168   111    70   67
Income before taxes and
 cumulative effect of
 changes in accounting
 principles and
 extraordinary loss.....     534     427     258     401     280     141   133   147  117
Income tax provision....     185      81      93     140      28      46    45    53   47
                          ------  ------  ------  ------  ------  ------  ----  ---- ----
Income before cumulative
 effect of changes in
 accounting principles
 and extraordinary loss.     349     346     165     261     252      95    88    94   70
Equity in income--Case
 Credit.................     --      --      --       88      94      70   --    --   --
                          ------  ------  ------  ------  ------  ------  ----  ---- ----
Income before cumulative
 effect of changes in
 accounting principles
 and extraordinary loss.     349     346     165     349     346     165    88    94   70
Cumulative effect of
 changes in accounting
 principles.............     --       (9)    (29)    --       (9)    (29)  --    --   --
Extraordinary loss......     (33)    --       (5)    (33)    --       (5)   (3)  --   --
                          ------  ------  ------  ------  ------  ------  ----  ---- ----
    Net income..........  $  316  $  337  $  131  $  316  $  337  $  131  $ 85  $ 94 $ 70
                          ======  ======  ======  ======  ======  ======  ====  ==== ====
Preferred stock
 dividends..............       7       7       7
                          ------  ------  ------
Net income to common....  $  309  $  330  $  124
                          ======  ======  ======
Per share data:
Income per share of
 common stock after
 preferred stock
 dividends and before
 cumulative effect of
 changes in accounting
 principles and
 extraordinary loss.....  $ 4.61  $ 4.72  $ 2.26
                          ======  ======  ======
Net income per share of
 common stock...........  $ 4.17  $ 4.60  $ 1.77
                          ======  ======  ======
Fully diluted net income
 per share of
 common stock...........  $ 4.06  $ 4.44    N.A.
                          ======  ======  ======

 1996 Compared to 1995

  Earnings

  The Company recorded income before cumulative effect of changes in accounting principles and extraordinary loss of $349 million in 1996 compared to $346 million in 1995. Earnings per share of common stock after preferred stock dividends and before accounting changes and extraordinary loss for 1996 was $4.61 per share compared to $4.72 per share in 1995 reflecting an increase in the average common shares outstanding, including common stock equivalents, from 71.8 million shares in 1995 to 74.0 million shares in 1996.

  Net income in 1996 was $316 million, with earnings per share of $4.17, versus net income and earnings per share of $337 million and $4.60, respectively, in 1995. In 1996 the Company incurred an extraordinary loss of $33 million, after tax. In January 1996, the Company repurchased for cash all of its 10 1/2% Senior Subordinated Notes. As a result of the repurchase, Case recorded an extraordinary loss of $22 million, after tax, in the first quarter of 1996. In August 1996, the Company established new credit facilities consisting of $3.4 billion in lines of credit and liquidity facilities. In conjunction with this refinancing, the Company recorded an $11 million extraordinary, after-tax charge for the write-off of unamortized bank fees related to the original bank agreements established at the time of the Company's initial public offering. Effective January 1, 1995, Case adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its non-U.S. plans. The cumulative effect of adopting this standard was to decrease net income by $9 million, after tax, in the first quarter of 1995.

  The Company's industrial operations recorded income before cumulative effect of changes in accounting principles, extraordinary loss and equity income of Case Credit of $261 million in 1996, a $9 million earnings improvement from $252 million in 1995. Case Credit recorded income, before extraordinary items, of $88 million in 1996, $6 million less than the $94 million reported in 1995.

  Case's operating earnings for 1996 were $579 million versus $509 million in 1995, an increase of 14%. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles and extraordinary loss, including the income of Case Credit on an equity basis. Case's operating earnings for the year were up $94 million or 19%, excluding a $24 million pre-tax gain on the sale of the Viscosity Oil business in 1995. Case's earnings improvement was primarily the result of improved pricing and internal cost reductions resulting from restructuring-related actions. These improvements were partially offset by the effects of inflation and higher research and development spending.

  A reconciliation of the Company's industrial net income to operating earnings is as follows (in millions):

                                                                       CASE
                                                                    INDUSTRIAL
                                                                    -----------
                                                                    YEARS ENDED
                                                                     DECEMBER
                                                                        31,
                                                                    -----------
                                                                    1996  1995
                                                                    ----- -----
      Income before cumulative effect of changes in accounting
       principles
       and extraordinary loss...................................... $ 349 $ 346
      Income tax provision.........................................   140    28
      Interest expense.............................................    90   135
                                                                    ----- -----
          Operating earnings....................................... $ 579 $ 509
                                                                    ===== =====

  Revenues

  On a consolidated basis, worldwide revenues increased $304 million in 1996 to $5,409 million. Net sales of equipment and parts increased 5% to $5,176 million. The improvement in net sales is attributable to a 5% volume increase, primarily due to the Company's acquisition activity in 1996, and a 3% improvement in price realization partially offset by a 2% decrease due to retail store divestitures and a 1% deterioration resulting from the impact of foreign exchange. Excluding the impact of acquisitions in 1996, year-over-year net sales increased slightly. Strong retail demand for agricultural and construction equipment in both the Asia Pacific and Latin American regions contributed to the overall sales increase. Net sales in 1996 increased 62% in the Company's emerging markets and 3% in Europe, while decreasing 3% in North America from 1995 levels. Worldwide net sales of agricultural equipment increased 11%, while construction equipment net sales decreased 5%.

  The Company completed four strategic business acquisitions in 1996. In January 1996, the Company acquired Concord, Inc. ("Concord"), a manufacturer of air drills based in Fargo, North Dakota. In the second quarter of 1996, the Company's Australian subsidiary completed the purchase of all of the outstanding shares of Austoft Holdings Limited ("Austoft"), the world's largest manufacturer of sugar cane harvesting equipment. Austoft is based in Bundaberg, Australia. In August 1996, the Company acquired 75% of Steyr Landmaschinentechnik AG ("Steyr"), an Austrian tractor manufacturer whose tractors are recognized for their superior performance in mountainous regions. In October 1996, Case acquired Fermec Holdings Limited ("Fermec"), a construction equipment manufacturer based in Manchester, United Kingdom. Fermec's products include loader/backhoes, mini-excavators, skid steer loaders and industrial tractors. The acquisition of these businesses is part of the Company's long-term goal to increase profitability. The Company reported combined net sales of approximately $190 million in 1996 as a result of these acquisitions.

  Worldwide net sales of agricultural equipment increased 11% in 1996 as compared to 1995 levels. The increase in sales of agricultural equipment in Europe was driven by significant increases in sales of combines, four-wheel drive tractors and MAGNUM(TM) tractors (120-plus horsepower). In Case's other international markets, the increase in agricultural equipment sales resulted from significant increases in sales of MAGNUM(TM) and four-wheel drive tractors, combines, sugar cane harvesters and cotton pickers. Sales in the Asia Pacific region were particularly strong due to improved crop prices and favorable weather conditions. In North America, the Company's progress in implementing its supply chain management initiatives has enabled Case to lower production relative to retail demand as compared to 1995 levels, resulting in lower wholesale (dealer) sales. As a result, Case reported lower net sales of agricultural equipment in 1996 than would have been reported had production levels relative to retail demand remained constant with 1995 levels. In the near-term, Case's supply chain management initiative will continue to impact the Company's North American operating results. Excluding the impact of acquisitions, worldwide net sales of agricultural equipment increased 7% in 1996 as compared to the prior year.

  Worldwide net sales of construction equipment decreased 5% in 1996 as compared to 1995 levels. In Europe, the decrease in construction equipment sales reflects the continued weakness of the European construction equipment market, particularly in France and Germany. In North America, construction equipment sales were impacted by the Company's supply chain management initiatives, which enabled Case to lower production relative to retail demand as compared to 1995 levels. As a result, Case reported lower net sales of construction equipment in 1996 than would have been reported had production levels relative to retail demand remained constant with 1995 levels. In the near-term, Case's supply chain management initiative will continue to impact the Company's North American operating results. In Case's other international markets, sales of construction equipment increased due to increases in sales of loader/backhoes, crawlers and trenchers in the Asia Pacific and Latin American regions, along with improvements in the Brazilian economy as compared to 1995. Excluding the impact of acquisitions, worldwide net sales of construction equipment decreased 7% in 1996 as compared to the prior year.

  Costs and Expenses

  Cost of goods sold for the industrial operations increased $174 million to $3,953 million in 1996 as compared to 1995. The increase in cost of goods sold is primarily due to higher sales volume. Gross margin increased slightly in 1996 reflecting volume-related production efficiencies, improved price realization and benefits from cost-reduction initiatives partially offset by lower margins resulting from changes in geographic and product lines sales mix and acquisition related sales. Selling, general and administrative expenses for the industrial operations decreased $50 million in 1996 to $589 million. As a percentage of net sales, selling, general and administrative expenses improved to 11.4% in 1996 from 12.9% in 1995. This decrease reflects lower retail selling expenses as a result of restructuring-related sales of company-owned retail stores, partially offset by the addition of selling, general and administrative expenses for Concord, Austoft, Steyr and Fermec. In addition, selling expenses related to the low-rate and other sales financing programs have also decreased in 1996 as compared to 1995. Case Industrial makes payment to Case Credit in an amount equal to the difference between the rate actually paid by retail customers and the rate charged by Case Credit. These payments are included in selling, general and administrative expenses of Case Industrial and are eliminated to arrive at consolidated selling, general and administrative expenses.

  Research, development and engineering expenses increased 24% to $193 million, primarily in support of new product development. These increased expenditures, including the introduction of more than 20 new agricultural products, completed the largest product launch in the Company's history.

  Interest expense for Case's industrial company was $90 million in 1996 versus $135 million in 1995. The decrease in interest expense related primarily to lower average debt levels in 1996 as compared to 1995, and to strategic refinancing actions taken during the year.

  The consolidated income tax provision for 1996 was $185 million compared to $81 million for 1995. The Company's 1996 effective tax rate of 35% was equal to the U.S. statutory tax rate. The Company's effective tax rate was impacted by a reduction in tax valuation reserves, the recognition of research and development tax credits, and tax savings related to the Company's foreign sales corporation, offset by state income taxes, foreign losses with no tax benefit, and foreign income taxed at different rates. In 1995, the Company's effective tax rate of 19% was significantly lower than the U.S. statutory tax rate primarily due to a reduction in the tax valuation reserve in 1995 that resulted from income generated in certain tax jurisdictions.

  Credit Operations

  Case Credit recorded net income for 1996 of $85 million as compared to $94 million for 1995. The $9 million decrease is primarily due to increased interest expense as a result of maintaining higher average debt levels necessary to fund the growth in both the finance lease and operating lease equipment programs. In addition, Case Credit's 1996 net income was lower as a result of lower interest rate margins on the sale of retail notes under asset-backed securitization ("ABS") transactions. Net income also included a $3 million extraordinary, after-tax charge to write-off unamortized bank fees in conjunction with the refinancing of the Company's credit facilities in the third quarter of 1996.

  Case Credit reported total revenues of $244 million for 1996, a 12% increase over the $217 million of revenues reported for 1995. Finance income earned on retail notes and finance leases increased 90% to $59 million in 1996 as compared to the same period in 1995 due to higher average receivable levels, including a growing finance lease portfolio. The increase was also a result of Case Credit originating a greater percentage of full-rate contracts, which decreased the interest income from Case. Lease income increased $12 million to a total of $16 million for 1996, reflecting the growth in Case Credit's equipment leasing program. Net gain on the sale of retail notes in ABS transactions decreased as a result of lower interest rate margins.

  Operating expenses for Case Credit increased $11 million to a total of $39 million in 1996 as compared to 1995. This increase primarily resulted from a $7 million increase in depreciation expense for equipment on operating leases as well as an increase in administrative and operating expenses.

  Case Credit's interest expense for 1996 was $72 million, up $30 million from the $42 million reported in 1995. The increased interest expense resulted from higher average debt levels during 1996 as compared to 1995 due to the timing of ABS transactions, growth in the finance lease portfolio and increased equipment on operating leases.

  As of December 31, 1996, Case Credit's serviced portfolio of receivables increased 14% over the same time last year to a record $4.3 billion. Gross receivables acquired in 1996 increased 11% for a total of $2.6 billion versus the same period in 1995. The growth in acquisitions reflects the strong demand for both new and used equipment, as well as the increased marketing efforts of Case Credit. Portfolio losses were $3 million in both 1996 and 1995, resulting in a loss to liquidation ratio of 0.15% in 1996 and 0.21% in 1995. Case Credit sold $1,638 million and $1,469 million of retail notes in ABS transactions during 1996 and 1995, respectively. At December 31, 1996, Case Credit retained approximately $400 million of additional retail notes and leases as compared to December 31, 1995.

 1995 Compared to 1994

  Earnings

  The Company recorded income before cumulative effect of changes in accounting principles and extraordinary loss of $346 million in 1995. This is more than double the $165 million of income recorded in 1994. Earnings per share of common stock after preferred stock dividends and before accounting changes and extraordinary loss for 1995 was $4.72 per share compared to $2.26 per share in 1994, assuming 70 million shares outstanding and payment of preferred stock dividends for all periods prior to June 24, 1994.

  Net income in 1995 was $337 million, with earnings per share of $4.60, versus net income and earnings per share of $131 million and $1.77, respectively, in 1994, assuming 70 million shares outstanding and payment of preferred stock dividends for all periods prior to June 24, 1994. Effective January 1, 1995, Case adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its non-U.S. plans. Effective January 1, 1994, Case adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effects of adopting these standards were to decrease net income by $9 million and $29 million, after tax, in 1995 and 1994, respectively. In the second quarter of 1994, in conjunction with the Reorganization, Case prepaid approximately $519 million of high interest-bearing debt. The Company recorded an extraordinary loss of $5 million, after tax, for the redemption premium resulting from these transactions.

  The Company's industrial operations recorded income before cumulative effect of changes in accounting principles, extraordinary loss and equity income of Case Credit of $252 million in 1995, a $157 million earnings improvement from $95 million in 1994. Case Credit recorded $94 million in net income in 1995, $24 million more than net income of $70 million in 1994.

  Case's operating earnings for 1995 were $509 million versus $315 million in 1994. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles and extraordinary loss, including the income of Case Credit on an equity basis. Case's earnings improvement was primarily the result of higher sales volumes, improved pricing, internal cost reductions resulting from restructuring-related actions, higher income from Case Credit and a gain on the sale of the Viscosity Oil business. These improvements were partially offset by the effects of inflation, higher manufacturing costs associated with new product launches, higher research and development spending and charges related to the $400 million revolving wholesale receivable securitization facility.

  A reconciliation of the Company's industrial net income to operating earnings is as follows (in millions):

                                                                       CASE
                                                                    INDUSTRIAL
                                                                    -----------
                                                                    YEARS ENDED
                                                                     DECEMBER
                                                                        31,
                                                                    -----------
                                                                    1995  1994
                                                                    ----- -----
      Income before cumulative effect of changes in accounting
       principles
       and extraordinary loss...................................... $ 346 $ 165
      Income tax provision.........................................    28    46
      Interest expense.............................................   135   104
                                                                    ----- -----
          Operating earnings....................................... $ 509 $ 315
                                                                    ===== =====

  Revenues

  On a consolidated basis, worldwide revenues increased $700 million in 1995 to $5,105 million. Net sales of equipment and parts increased 16% to $4,937 million. The improvement in net sales is attributable to a 9% increase in volume, a 4% improvement in price realization and a 3% foreign exchange rate impact. Strong retail demand for agricultural and construction equipment in both North America and Europe drove the volume increase. Net sales in 1995 increased 12% in North America, 30% in Europe and 4% in the Company's other international markets over 1994 levels. Worldwide net sales of agricultural equipment increased 19%, while construction equipment net sales increased 21%.

  Worldwide net sales of agricultural equipment increased 19% in 1995 as compared to 1994 levels. The increase in sales of agricultural equipment in North America was primarily driven by increased sales of four-wheel drive tractors and combines, partially offset by decreases in sales of Case row-crop tractors. The increase in European agricultural equipment sales resulted from significant increases in both 40-plus horsepower tractors and MAGNUM(TM) tractors (120-plus horsepower). In Case's other international markets, the increase in agricultural equipment sales reflects the completion of a $45 million sale of combines to Turkmenistan along with an increase in sales of four-wheel drive tractors resulting from the introduction of Case's new 9300 series STEIGER(R) tractor in Australia/New Zealand.

  Worldwide net sales of construction equipment increased 21% in 1995 as compared to 1994 levels. In North America, the increase in construction equipment sales was led by the loader/backhoe. The success of the Case loader/backhoe, the Company's largest construction equipment product line, reflects both strong demand for the product and limited availability during 1994, due to the new product change-over. Other product lines contributing to the sales increase in North America include skid steers, excavators and wheel loaders. The increase in construction equipment sales in Europe reflects sales increases in excavators, loader/backhoes, wheel loaders and skid steers. In Case's other international markets, net sales of construction equipment in 1995 were lower than the prior year as a result of weak economic conditions in Brazil, Case's largest market in the region.

  Costs and Expenses

  Cost of goods sold for the industrial operations increased $519 million to $3,779 million in 1995 as compared to 1994. The increase in cost of goods sold is primarily due to higher sales volume. Cost of goods sold as a percentage of net sales remained constant at approximately 76% in 1995. This reflects a shift in the geographic mix of net sales to Europe versus North America and inflationary cost increases offset by volume-related production efficiencies, improved price realization and benefits from cost-reduction initiatives.

  Selling, general and administrative expenses for the industrial operations decreased $6 million in 1995 to $639 million. As a percentage of net sales, selling, general and administrative expenses improved to 13% in 1995 from 15% in 1994. This decrease as a percentage of net sales reflects lower retail selling expenses as a result of restructuring-related sales of company-owned retail stores partially offset by increased payments to Case Credit related to low-rate financing of retail notes. Case Industrial makes payments to Case Credit in an amount equal to the difference between the rate actually paid by retail customers and the rate charged by Case Credit. These payments are included in selling, general and administrative expenses of Case Industrial and are eliminated to arrive at consolidated selling, general and administrative expenses. The increased expense resulted from a higher volume of notes processed and the timing and size of ABS transactions.

  Research, development and engineering expenses increased 23% in 1995 to $156 million. The increased expenditures primarily supported new product development.

  Interest expense for Case's industrial company was $135 million in 1995 versus $104 million in 1994. The increase in interest expense relates primarily to higher average debt levels and higher effective interest rates.

  In 1995, the Company recognized $27 million in charges related to the revolving wholesale receivable securitization facility. Also during 1995, the Company recognized a one-time gain of $24 million on the sale of the Viscosity Oil business. In 1994, the Company deemed a portion of the restructuring reserve to be excessive, and reversed $16 million ($9 million after tax) to income. These amounts are included in "Other, net" on the income statement for the respective periods.

  The consolidated income tax provision for 1995 was $81 million compared to $93 million for 1994. The Company's 1995 effective tax rate of 19% was lower than the U.S. statutory tax rate of 35% primarily due to reductions in the tax valuation reserve resulting from income being generated in certain tax jurisdictions. The tax provision as a percentage of pre-tax income for 1994 is slightly higher than the U.S. statutory tax rate primarily due to foreign losses for which no income tax benefit has been recorded, partially offset by reductions in the tax valuation reserve.

  Credit Operations

  Case Credit recorded net income of $94 million in 1995, versus $70 million for 1994. Revenues in 1995 were $217 million, compared to $184 million for 1994. The increase in revenues is primarily due to higher gains on the sale of retail receivables to limited-purpose business trusts in connection with ABS transactions amounting to $45 million and higher securitization and servicing fee income of $30 million. These increases were partially offset by lower finance income earned on retail receivables due to Tenneco's retention of $1.1 billion of U.S. retail receivables at the time of the Reorganization..

  Interest expense for 1995 declined by 25% from $56 million in 1994 to $42 million in 1995. This decrease is due to a reduction of debt levels as a result of the retention of $1.1 billion of U.S. retail receivables and the utilization of ABS transactions. Income tax expense in 1995 includes a $9 million benefit related to reductions in the tax valuation reserve.

  Case Credit successfully built its North American portfolio in 1995. Gross portfolio acquisitions for 1995 were up 23% over 1994, while losses (including losses charged to dealers and losses absorbed by trusts) declined to $3 million in 1995 from $6 million in 1994. This represents a loss to liquidation ratio of 0.2% for 1995, versus 0.4% in 1994. Improvements can be attributed to improved collection activities, higher resale value of equipment and a generally strong economy.

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

 1996 Compared to 1995

  In August 1996, the Company established new credit facilities consisting of $3.4 billion in lines of credit and liquidity facilities. Of the $3.4 billion total, $2.3 billion of the credit facilities benefit Case Credit and its Canadian subsidiary, and include a five-year, $1.2 billion revolving credit facility. The remaining $1.1 billion of credit facilities are used to support the Company's industrial operations. These facilities replace borrowing agreements originally established at the time of the Company's initial public offering in June 1994. The new agreements were negotiated at more favorable terms and rates for the Company than the previous credit facilities. In November 1996, Case Credit established a $1.2 billion commercial paper program. Under the terms of the program, the principal amount of the commercial paper outstanding, combined with the amounts outstanding under Case Credit's five-year, $1.2 billion revolving credit facility, cannot exceed a total of $1.2 billion.

  Cash provided by operating activities was $132 million in 1996. Cash provided by the industrial operations was $464 million, versus $752 million in 1995. Cash used by Case Credit was $292 million in 1996 as compared to $477 million in 1995. The net cash generated from operating activities in 1996 was primarily due to operating income partially offset by cash used to support increases in retail receivables and cash used for restructuring activities. The net increase in receivables is largely due to Case Credit's retention of a larger percentage of receivables as opposed to selling those receivables under ABS transactions. In 1995, cash provided by industrial operating activities of $752 million included the impact of the sale of $400 million of wholesale receivables to a revolving ABS facility.

  Case invested $162 million and $115 million in property, plant and equipment, during 1996 and 1995, respectively. Proceeds from the sale of businesses and assets were $27 million and $70 million in 1996 and 1995, respectively. Of the $70 million in proceeds received in 1995, $34 million related to the cash proceeds received from the sale of the Viscosity Oil business. During 1996, Case invested $147 million of cash and an additional $27 million in non-cash consideration to acquire the businesses of Concord, Austoft, Steyr and Fermec. Case also assumed additional debt and other liabilities of approximately $244 million in conjunction with these acquisitions.

  The Company issued 566,100 shares of its common stock in conjunction with an over-allotment option exercised by the underwriters of a 15.2 million share offering of Case shares held by Tenneco Inc. in the first quarter of 1996. The Company received approximately $30 million in proceeds from the exercise of the over-allotment options, which were offered at $53.75 per share. The equity offering fully divested Tenneco of its holdings in Case. Also during the first quarter of 1996, the Company issued 125,812 shares of its common stock in conjunction with the acquisition of Concord. Throughout 1996, the Company issued common stock in conjunction with various employee benefit plans and the exercise of stock options.

  The Company received proceeds from the issuance of long-term debt of $500 million during the first quarter of 1996. In January, the Company issued $300 million aggregate principal amount of its 7 1/4% unsecured and unsubordinated notes due 2016. In February, Case Credit issued $200 million aggregate principal amount of its 6 1/8% unsecured and unsubordinated notes due 2003 pursuant to a $300 million shelf registration statement filed with the Securities and Exchange Commission in 1995. The net proceeds from the Case Credit offering were used to repay indebtedness and finance Case Credit's growing portfolio of receivables.

  During 1996, Case repaid $647 million of long-term debt. Of this $647 million, approximately $324 million related to the repayment in full of the $1.0 billion term loan established at the time of the Company's initial public offering in June 1994. The proceeds from the $300 million note offering, together with cash and additional borrowings under the Company's credit facilities, were used to exercise the Company's option to repurchase for cash all of the Company's 10 1/2% Senior Subordinated Notes and to pay accrued interest thereon. Amounts outstanding under short-term debt and revolving credit facilities increased $225 million during 1996. The $225 million net increase in short-term debt and revolving credit facilities was used, in part, to support the increase in retail receivables.

  Total debt at December 31, 1996, was $2,130 million, $1,244 million of which related to Case Credit. The consolidated debt to capitalization ratio, defined as total debt divided by the sum of total debt, stockholders' equity and preferred stock with mandatory redemption provisions, was 51.8% at December 31, 1996, and the Company's industrial debt to capitalization ratio was 30.9%. The consolidated and industrial ratios at December 31, 1995, were 54.9% and 39.3%, respectively.

 1995 Compared to 1994

  Cash provided by operating activities was $182 million in 1995. The cash generated from operating activities in 1995 was primarily due to operating income partially offset by cash used to support increases in retail receivables. The net increase in wholesale (dealer) receivables and retail receivables in 1995 includes the sale of approximately $400 million wholesale (dealer) receivables and $1,469 million retail receivables in ABS transactions. Cash generated from operating activities in 1994 was $275 million, primarily due to operating income.

  Case invested $115 million and $124 million in property, plant and equipment, during 1995 and 1994, respectively. Proceeds from the sale of businesses and assets were $70 million and $78 million in 1995 and 1994, respectively. Of the $70 million in proceeds in 1995, $34 million related to the cash proceeds received from the sale of the Viscosity Oil business. The $1,500 million use of cash for investing activities in 1994 related primarily to the payment of the Demand Notes to Tenneco and its affiliates in connection with the Reorganization.

  During 1995, Case repaid $681 million of long-term debt. This consisted of a $300 million payment using a portion of the proceeds from the sale of wholesale (dealer) receivables, a $296 million payment using the proceeds from the issuance of 7 1/4% notes and other payments of $85 million. Amounts outstanding under short-term debt and revolving credit facilities increased $326 million during 1995. The $326 million net increase in short-term debt and revolving credit facilities was used to support the increase in retail receivables. In 1994, Case repaid $1,019 million of high interest-bearing debt, received $503 million in cash transfers from Tenneco in anticipation of the Reorganization, received net proceeds of $983 million from the issuance of the term loan and had net increases in short-term debt and revolving credit facilities of $795 million.

  Total debt at December 31, 1995, was $1,941 million, $908 million of which related to Case Credit. The consolidated debt to capitalization ratio, defined as total debt divided by the sum of total debt, stockholders' equity and preferred stock with mandatory redemption provisions, was 54.9% at December 31, 1995, and the Company's industrial debt to capitalization ratio was 39.3%. The consolidated and industrial ratios at December 31, 1994, were 61.0% and 56.6%, respectively.

 Future Liquidity and Capital Resources

  During 1996, the Company established new credit facilities and entered into certain other facilities resulting in the following facilities being available at December 31, 1996:

     (i) a five-year, $1.2 billion revolving credit facility for Case Credit Corporation that expires in August 2001, with $724 million available at December 31, 1996;

    (ii) a three-year, $750 million U.S. asset-backed commercial paper liquidity facility for Case Credit Corporation that expires in August 1999, with $658 million available at December 31, 1996;

    (iii) a five-year, C$500 million revolving credit facility for Case Credit Ltd. that expires in August 2001, with C$158 million available at December 31, 1996;

    (iv) a five-year, $1.1 billion revolving credit facility for Case Corporation that expires in August 2001, with $1.1 billion available at December 31, 1996; and

    (v) an A$402 million revolving credit facility for the Company's Australian subsidiaries with various expiration dates thru 1998, including A$250 million for Case Credit Australia Pty Ltd, with A$52 million available at December 31, 1996, and A$152 million for Case Corporation Pty Ltd, with A$67 million available at December 31, 1996.

  Pursuant to a support agreement for Case Credit, the Company has agreed to maintain its ownership in, and provide financial backing for, Case Credit.

  In November 1996, Case Credit Corporation established a $1.2 billion commercial paper program. Under the terms of the program, the principal amount of the commercial paper outstanding, combined with the amounts outstanding under Case Credit Corporation's five-year, $1.2 billion revolving credit facility mentioned above, cannot exceed a total of $1.2 billion.

  In addition to the above availability, the Company has other sources of future liquidity including the asset-backed securities markets in the United States and Canada, public debt offerings, and other local lines of credit not mentioned above. As previously mentioned, the Company has a $400 million private, revolving wholesale (dealer) receivable ABS facility that can be utilized to periodically sell wholesale receivables to third-party investors.

  Case estimates that for 1997 and 1998, capital expenditures and other investments amounting to $65 million in the aggregate will be required to complete projects authorized as of December 31, 1996, for which substantial commitments by the Company have been made. These commitments are expected to be funded with cash flows from operations and additional borrowings.

  The Company estimates that cash outlays for restructuring will approximate $160 million in 1997. The Company anticipates that such funding will be derived from continuing operations and proceeds from the disposal of fixed assets under the restructuring program.

 Outlook

  Solid customer demand and strong underlying economic fundamentals provide a positive outlook for Case's agricultural and construction equipment markets in 1997.

  In the agricultural sector, worldwide demand for grains and other agricultural products is expected to continue to grow, and while grain stock levels improved during 1996, they are expected to remain at the low range of normal operating levels for the next two years. As a result, commodity prices are expected to remain favorable in 1997. In North America, 1996 net farm income is expected to be at record levels and indications are that farm balance sheets are in good condition. Further, U.S. farmers are now free to plant in response to market conditions under the "Freedom to Farm Act," which should result in increased market efficiencies. All of these factors, together with $7.6 billion in government farm subsidies forecasted by the United States Department of Agriculture for 1997, will give farmers the ability to invest in new products and new technology to increase productivity.

  The construction equipment sector is gaining strength in the United Kingdom and Australia, while maintaining favorable levels in North America. Housing starts are generally increasing in these markets. However, elsewhere in Europe, the Company believes that France and Germany could continue to experience significant weakness until economic growth and construction spending resume.

  In Latin America, economic conditions in Brazil have greatly improved and retail sales of construction equipment are expected to be stronger.

  Consistent with 1996, Case anticipates that unit production and wholesale sales will be at or below retail demand for all of 1997 as part of the Company's continuing supply chain management initiative. Moreover, in the first quarter of 1997, preparation for significant new product introductions will result in lower production of certain of the Company's products than in the first quarter of 1996, with no adverse impact expected on full year production schedules.

  The information included in this "Outlook" section represents forward-looking statements and involves risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The Company's outlook is predominantly based on its interpretation of what it considers key economic assumptions. Crop production and commodity prices are strongly affected by weather and can fluctuate significantly. Housing starts and other construction activity are sensitive to interest rates and government spending. Some of the other significant factors for the Company include general economic conditions, the cyclical nature of its business, foreign currency movements, the Company's access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), changes in environmental laws and employee relations. Further information concerning factors that could significantly impact expected results is included in the following sections of this Form 10-K: Business-- Employees, Business--Environmental Matters, Business--Significant International Operations, Business--Seasonality and Production Schedules, Business--Competition, Legal Proceedings, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Seasonality and Production Schedules

  The seasonality of farm equipment retail sales is directly affected by the timing of major crop activities: tilling, planting and harvesting. The timing of these activities is impacted by crop production and climate conditions. The fourth quarter is generally the strongest demand period for retail farm equipment sales, normally representing approximately 35% of sales by Case's North American dealers. The weakest retail demand for Case farm equipment in North America typically occurs in the third quarter, accounting for approximately 15% to 20% of sales by Case's North American dealers.

  Seasonal demand fluctuations for construction equipment are less significant than those for farm equipment. Nevertheless, in North America, housing construction slows down, especially in the Midwest and on the East Coast, beginning in November and continuing through the first quarter. North American retail demand for Case's construction equipment is strongest in the second and fourth quarters, which combined represent approximately 50% to 60% of sales by Case's North American dealers. European demand patterns are similar to those in the United States.

  Sales to independent dealers closely correspond with Case's production levels, which are based upon its estimates of the demand for its products, taking into account the timing of dealer shipments (which are in advance of retail demand), dealer inventory levels, the need to shut down production to enable manufacturing facilities to be prepared for the manufacture of new or different models and the efficient use of manpower and facilities. The production levels are adjusted to reflect changes in estimated demand, dealer inventory levels, labor disruptions and other matters not within Case's control.

 Inflation

  Inflation impacts the Company's business in both the costs of production and the demand for its products.

  A significant portion of the cost of Case machinery is comprised of material costs. Therefore, material price inflation could result in increased manufacturing costs through supplier price increases to Case. Case's ability to recover increased supplier costs would be dependent, in part, on its competitors' responses to these economic conditions. Manufacturing cost increases in excess of increased pricing in the market could have an adverse effect on Case.

  Increases in inflation tend to cause higher interest rates. The demand for farm and, to a greater extent, construction equipment is negatively impacted by high interest rates. As interest rates on farm debt escalate, farmers tend to delay equipment purchases. Case's construction equipment business is heavily tied to the housing construction sector, and in the face of rising mortgage rates, potential homeowners tend to delay purchases. Increases in the level of worldwide inflation could have a negative effect on the level of demand for farm and construction equipment.

 Environmental Matters

  The Company's operations are subject to stringent environmental regulation by governmental authorities. Although the Company has a program designed to implement environmental management practices and compliance and has reserved for environmental liabilities, it is possible that developments, such as increasingly strict environmental laws, regulations and enforcement policies or claims for damages to property, employees, other persons and the environment resulting from the Company's operations, could result in future costs and liabilities that may exceed the range currently anticipated by the Company. As it has done in the past, the Company intends to fund its cost of environmental compliance from operating cash flows. Also see Note 15 to the Case Financial Statements.

 Foreign Currency Risk Management

  The Company has significant manufacturing operations in the United States, France, Germany and the United Kingdom. For the most part, Case's products and components are only produced at a single manufacturing facility. As a result, significant volumes of finished goods and components are exported to other countries. In addition, the Company buys finished products from Germany, Italy and Japan for sale through its distribution network. For goods purchased from other Case affiliates, the Company denominates the transaction in the functional currency of the producing nation. Large volume purchase agreements for products purchased from third parties normally contain currency risk sharing clauses that limit the amount of exposure from currency fluctuations. Foreign exchange transaction gains/(losses) were $(5) million, $(2) million and $4 million, for the years ended December 31, 1996, 1995 and 1994, respectively.

  The Company has adopted the following guidelines to manage its foreign exchange exposures:

(i) increase the predictability of costs associated with goods whose purchase price is not denominated in the functional currency of the buyer;

       (ii) minimize the cost of hedging through use of naturally offsetting positions; and

        (iii) where possible, sell product in the functional currency of the producing operation.

  The Company's identifiable exposures for fluctuations in exchange rates of foreign currencies result primarily from accounts receivable, accounts payable, or cash outflows that are denominated in foreign currencies due to scheduled cash remittances. The Company identifies naturally occurring offsetting positions and then purchases forward contracts for the residual exposures. For further information regarding Case's foreign currency risk management, see Note 11 to the Case Financial Statements.

 Interest Rate Risk Management

  The Company has implemented an interest rate risk management program with respect to a portion of the credit facilities, which carry a floating rate of interest. The program is within guidelines of the policies approved by the Board of Directors to limit exposure to rising interest rates. The exact nature, timing and size of the program is based upon the amount of debt in Case Industrial and the Credit Companies. For further information regarding Case's interest rate risk management, see Note 11 to the Case Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               INDEX TO FINANCIAL STATEMENTS OF CASE CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                                                           PAGE
                                                                           ----
Report of independent public accountants..................................  32
Statements of income for each of the three years in the period ended
 December 31, 1996........................................................  33
Balance sheets as of December 31, 1996 and 1995...........................  34
Statements of cash flows for each of the three years in the period ended
 December 31, 1996........................................................  35
Statements of changes in stockholders' equity for each of the three years in the period ended
 December 31, 1996........................................................  36
Notes to financial statements.............................................  37

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Case Corporation:

  We have audited the accompanying consolidated balance sheets of Case Corporation (a Delaware Corporation) and subsidiaries, formerly the Farm and Construction Equipment Business of Tenneco Inc., as of December 31, 1996 and 1995, and the related consolidated and combined statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements and the supplemental financial statements and supplemental schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, the supplemental financial statements and supplemental schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Case Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated and combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

  As discussed in Note 2 to the financial statements, effective January 1, 1995, the Company changed its method of accounting for postretirement benefits other than pensions for its non-U.S. plans. Also, as discussed in Note 2 to the financial statements, effective January 1, 1994, the Company changed its method of accounting for postemployment benefits.

  Our audits were made for the purpose of forming an opinion on the consolidated and combined financial statements taken as a whole. The supplemental financial statements of Case Industrial and Case Credit are presented for purposes of additional analysis and are not a required part of the consolidated and combined financial statements. This information has been subjected to the auditing procedures applied in our audits of the consolidated and combined financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated and combined financial statements taken as a whole. Also, the supplemental schedule listed in the index to Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
January 21, 1997

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                      AND
          THE FARM AND CONSTRUCTION EQUIPMENT BUSINESS OF TENNECO INC.
                         COMBINED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                      (IN MILLIONS EXCEPT PER SHARE DATA)

                          CONSOLIDATED AND COMBINED       CASE INDUSTRIAL        CASE CREDIT
                          ----------------------------  ----------------------  ---------------
                            1996      1995      1994     1996    1995    1994   1996  1995 1994
                          --------  --------  --------  ------  ------  ------  ----  ---- ----
REVENUES:
 Net sales..............  $  5,176  $  4,937  $  4,262  $5,176  $4,937  $4,262  $--   $--  $--
 Interest income and
  other.................       233       168       143      63      67      44   244   217  233
                          --------  --------  --------  ------  ------  ------  ----  ---- ----
                             5,409     5,105     4,405   5,239   5,004   4,306   244   217  233
COSTS AND EXPENSES:
 Cost of goods sold.....     3,953     3,779     3,260   3,953   3,779   3,260   --    --   --
 Selling, general and
  administrative........       544       553       576     589     639     682    27    27   15
 Research, development
  and engineering.......       193       156       127     193     156     127   --    --   --
 Restructuring credit...       --        --        (16)    --      --      (16)  --    --   --
 Interest expense.......       160       174       160      90     135      87    72    42   88
 Other, net.............        25        16        40      13      15      48    12     1  (10)
                          --------  --------  --------  ------  ------  ------  ----  ---- ----
                             4,875     4,678     4,147   4,838   4,724   4,188   111    70   93
Income before taxes and
 cumulative effect of
 changes in accounting
 principles and
 extraordinary loss.....       534       427       258     401     280     118   133   147  140
Income tax provision....       185        81        93     140      28      38    45    53   55
                          --------  --------  --------  ------  ------  ------  ----  ---- ----
Income before cumulative
 effect of changes in
 accounting principles
 and extraordinary loss.       349       346       165     261     252      80    88    94   85
Equity in income--Case
 Credit.................       --        --        --       88      94      85   --    --   --
                          --------  --------  --------  ------  ------  ------  ----  ---- ----
Income before cumulative
 effect of changes in
 accounting principles
 and extraordinary loss.       349       346       165     349     346     165    88    94   85
Cumulative effect of
 changes in accounting
 principles.............       --         (9)      (29)    --       (9)    (29)  --    --   --
Extraordinary loss......       (33)      --         (5)    (33)    --       (5)   (3)  --    (4)
                          --------  --------  --------  ------  ------  ------  ----  ---- ----
 Net income.............  $    316  $    337  $    131  $  316  $  337  $  131  $ 85  $ 94 $ 81
                          ========  ========  ========  ======  ======  ======  ====  ==== ====
Preferred stock
 dividends..............         7         7         3
                          --------  --------  --------
 Net income to common...  $    309  $    330  $    128
Pro forma adjustments...      N.A.      N.A.         1
                          --------  --------  --------
 Net pro forma income to
  common................      N.A.      N.A.  $    129
                          ========  ========  ========
PER SHARE DATA:
Primary income per share
 of common stock........  $   4.17  $   4.60      N.A.
                          ========  ========  ========
Net pro forma income per
 share of common stock..      N.A.      N.A.  $   1.74
                          ========  ========  ========
Fully diluted net income
 per share of common
 stock..................  $   4.06  $   4.44      N.A.
                          ========  ========  ========

  The accompanying notes to financial statements are an integral part of these
   Statements of Income. Reference is made to Note 2 for definitions of "Case
                         Industrial" and "Case Credit."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995
                        (IN MILLIONS EXCEPT SHARE DATA)

                                                    CASE
                                CONSOLIDATED     INDUSTRIAL      CASE CREDIT
                                --------------  --------------  --------------
            ASSETS               1996    1995    1996    1995    1996    1995
            ------              ------  ------  ------  ------  ------  ------
CURRENT ASSETS:
 Cash and cash equivalents..... $  116  $  132  $   99  $  117  $   17  $   15
 Accounts and notes
  receivable:
   Trade.......................  1,674   1,504   1,302   1,323     372     181
   Affiliates..................    --      --        3     --       13      16
   Other.......................     25      55      25      18     --       37
 Inventories...................    988     901     988     901     --      --
 Deferred income taxes.........    188     200     171     185      17      15
 Prepayments and other.........     62      60      62      57     --        3
                                ------  ------  ------  ------  ------  ------
     TOTAL CURRENT ASSETS......  3,053   2,852   2,650   2,601     419     267
                                ------  ------  ------  ------  ------  ------
Long-Term Receivables..........  1,361   1,244     309     395   1,036     835
OTHER ASSETS:
 Investments in joint
  ventures.....................     63      65      63      65     --      --
 Investment in Case Credit.....    --      --      240     193     --      --
 Goodwill and intangibles......    306     176     306     176     --      --
 Other.........................    269     176     185     139     100      51
                                ------  ------  ------  ------  ------  ------
     TOTAL OTHER ASSETS........    638     417     794     573     100      51
                                ------  ------  ------  ------  ------  ------
Property, Plant and Equipment,
 at cost.......................  2,075   1,970   2,072   1,970       3     --
Accumulated depreciation....... (1,068) (1,014) (1,067) (1,014)     (1)    --
                                ------  ------  ------  ------  ------  ------
     NET PROPERTY, PLANT AND
      EQUIPMENT................  1,007     956   1,005     956       2     --
                                ------  ------  ------  ------  ------  ------
     TOTAL..................... $6,059  $5,469  $4,758  $4,525  $1,557  $1,153
                                ======  ======  ======  ======  ======  ======
    LIABILITIES AND EQUITY
    ----------------------
CURRENT LIABILITIES:
 Current maturities of long-
  term debt.................... $    9  $   47  $    9  $   47  $  --   $  --
 Short-term debt...............  1,002   1,005     173      97     829     908
 Accounts payable..............    578     533     564     533      30      16
 Restructuring liability.......    176      97     176      97     --      --
 Other accrued liabilities.....    778     784     735     748      43      36
                                ------  ------  ------  ------  ------  ------
     TOTAL CURRENT LIABILITIES.  2,543   2,466   1,657   1,522     902     960
                                ------  ------  ------  ------  ------  ------
Long-Term Debt.................  1,119     889     704     889     415     --
OTHER LIABILITIES:
 Pension benefits..............    128     134     128     134     --      --
 Other postretirement
  benefits.....................    115      98     115      98     --      --
 Other postemployment
  benefits.....................     40      40      40      40     --      --
 Restructuring liability.......    --      210     --      210     --      --
 Other.........................    132      35     132      35     --      --
                                ------  ------  ------  ------  ------  ------
     TOTAL OTHER LIABILITIES...    415     517     415     517     --      --
                                ------  ------  ------  ------  ------  ------
Commitments and Contingencies
 (Note 15)
Minority Interest..............      1     --        1     --      --      --
Preferred Stock with Mandatory
 Redemption Provisions.........     77      77      77      77     --      --
STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par
  value; authorized
  200,000,000 shares, issued
  73,738,641 shares in 1996
  and 71,465,531 shares in
  1995.........................      1       1       1       1     --      --
 Paid-in capital...............  1,238   1,154   1,238   1,154     199     199
 Cumulative translation
  adjustment...................    (14)    (21)    (14)    (21)     (6)     (8)
 Unearned compensation on
  restricted stock.............     (9)    (10)     (9)    (10)    --      --
 Pension liability adjustment..     (4)     (2)     (4)     (2)    --      --
 Retained earnings.............    693     399     693     399      47       2
 Treasury stock, 30,841 shares
  in 1996 and 29,906 shares in
  1995, at cost................     (1)     (1)     (1)     (1)    --      --
                                ------  ------  ------  ------  ------  ------
     TOTAL STOCKHOLDERS'
      EQUITY...................  1,904   1,520   1,904   1,520     240     193
                                ------  ------  ------  ------  ------  ------
     TOTAL..................... $6,059  $5,469  $4,758  $4,525  $1,557  $1,153
                                ======  ======  ======  ======  ======  ======

  The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.
   Reference is made to Note 2 for definitions of "Case Industrial" and "Case
                                    Credit."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      AND
          THE FARM AND CONSTRUCTION EQUIPMENT BUSINESS OF TENNECO INC.
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN MILLIONS)

                          CONSOLIDATED AND
                              COMBINED          CASE INDUSTRIAL         CASE CREDIT
                         --------------------  --------------------  -------------------
                         1996   1995    1994   1996   1995    1994   1996   1995   1994
                         -----  -----  ------  -----  -----  ------  -----  -----  -----
OPERATING ACTIVITIES:
 Net income............  $ 316  $ 337  $  131  $ 316  $ 337  $  131  $  85  $  94  $  81
 Adjustments to
  reconcile net income
  to net cash provided
  (used) by operating
  activities:
 Depreciation and
  amortization.........    138    133     132    126    130     132     12      3    --
 Deferred income tax
  expense (benefit)....     16   (106)    (94)    15    (97)    (88)     1     (9)    (2)
 (Gain) loss on
  disposal of fixed
  assets...............      5    (25)      7      5    (25)      7    --     --     --
 Extraordinary loss,
  after tax............     33    --        5     33    --        5      3    --       4
 Cumulative effect of
  changes in accounting
  principles...........    --       9      29    --       9      29    --     --     --
 Non cash restructuring
  credit...............    --     --      (16)   --     --      (16)   --     --     --
 Cash paid for
  restructuring........    (73)   (46)    (62)   (73)   (46)    (62)   --     --     --
 Undistributed
  (earnings) loss of
  unconsolidated
  subsidiaries.........      7    --      --     (40)    (1)     (1)   --     --     --
 Changes in components
  of working capital:
  (Increase) decrease
   in receivables......   (162)   (56)    114     86     85     236   (248)  (156)  (125)
  (Increase) decrease
   in inventories......     10    (20)    (18)    10    (20)    (18)   --     --     --
  (Increase) decrease
   in prepayments and
   other current
   assets..............    --     (12)     (3)    (2)   (10)      2      2     (2)     1
  Increase (decrease)
   in payables.........    (30)    46     287    (45)    62     (71)    15     (1)    (2)
  Increase (decrease)
   in accrued
   liabilities.........    (53)    32      80    (59)    28     104      6      4    (28)
 (Increase) decrease in
  long-term
  receivables..........    (71)  (124)   (282)    89    245    (114)  (158)  (367)  (125)
 Increase (decrease) in
  other liabilities....     55     22     (25)    55     22     (25)   --     --     --
 Other, net............    (59)    (8)    (10)   (52)    33     (36)   (10)   (43)   (15)
                         -----  -----  ------  -----  -----  ------  -----  -----  -----
   NET CASH PROVIDED
    (USED) BY OPERATING
    ACTIVITIES.........    132    182     275    464    752     215   (292)  (477)  (211)
INVESTING ACTIVITIES:
 Proceeds from sale of
  businesses and
  assets...............     27     70      78     27     70      78    --     --     --
 Expenditures for
  property, plant and
  equipment............   (162)  (115)   (124)  (160)  (115)   (124)    (2)   --     --
 Acquisitions and
  investments..........   (147)   --      --    (147)   --      --     --     --     --
 Acquire net assets of
  the farm and
  construction
  equipment business of
  Tenneco..............    --     --   (1,461)   --     --   (1,557)   --     --     (89)
 Other, net............    --      13       7    --       8      (7)   --     --      (3)
                         -----  -----  ------  -----  -----  ------  -----  -----  -----
   NET CASH PROVIDED
    (USED) BY INVESTING
    ACTIVITIES.........   (282)   (32) (1,500)  (280)   (37) (1,610)    (2)   --     (92)
FINANCING ACTIVITIES:
 Proceeds from issuance
  of long-term debt....    500    296     983    300    296     994    200    --      12
 Payment of long-term
  debt.................   (647)  (681) (1,022)  (647)  (681)    (90)   --     --    (955)
 Net increase
  (decrease) in short-
  term debt and
  revolving credit
  facilities...........    225    326     795     89   (250)    110    136    576    997
 Cash transfers from
  Tenneco..............    --     --      503    --     --      407    --     --     284
 Proceeds from issuance
  of common stock......     75    --      --      75    --      --     --     --     --
 Dividends paid (common
  and preferred).......    (21)   (21)     (7)   (21)   (21)     (7)   (40)   (93)   (24)
 Other, net............      2     (7)    (19)     2     (7)     (6)   --       5    (16)
                         -----  -----  ------  -----  -----  ------  -----  -----  -----
   NET CASH PROVIDED
    (USED) BY FINANCING
    ACTIVITIES.........    134    (87)  1,233   (202)  (663)  1,408    296    488    298
Effect of foreign
 exchange rate changes
 on cash and cash
 equivalents...........    --       1       1    --       1       1    --     --     --
                         -----  -----  ------  -----  -----  ------  -----  -----  -----
INCREASE (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS...........    (16)    64       9    (18)    53      14      2     11     (5)
CASH AND CASH
 EQUIVALENTS, BEGINNING
 OF YEAR...............    132     68      59    117     64      50     15      4      9
                         -----  -----  ------  -----  -----  ------  -----  -----  -----
CASH AND CASH
 EQUIVALENTS, END OF
 YEAR..................  $ 116  $ 132  $   68  $  99  $ 117  $   64  $  17  $  15  $   4
                         =====  =====  ======  =====  =====  ======  =====  =====  =====
CASH PAID DURING THE
 YEAR FOR INTEREST.....  $ 169  $ 153  $  102  $  98  $ 115  $   74  $  71  $  40  $  28
                         =====  =====  ======  =====  =====  ======  =====  =====  =====
CASH PAID DURING THE
 YEAR FOR TAXES........  $ 160  $ 181  $   70  $ 113  $ 125  $   20  $  47  $  56  $  50
                         =====  =====  ======  =====  =====  ======  =====  =====  =====

  The accompanying notes to financial statements are an integral part of these
                           Statements of Cash Flows.
   Reference is made to Note 2 for definitions of "Case Industrial" and "Case
                                    Credit."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
          THE FARM AND CONSTRUCTION EQUIPMENT BUSINESS OF TENNECO INC.
                    STATEMENTS OF CHANGES IN COMBINED EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN MILLIONS)

                          INVESTMENT         PAID-  CUMULATIVE                PENSION
                              BY     COMMON   IN    TRANSLATION   UNEARNED   LIABILITY  RETAINED TREASURY
                           TENNECO   STOCK  CAPITAL ADJUSTMENT  COMPENSATION ADJUSTMENT EARNINGS  STOCK   TOTAL
                          ---------- ------ ------- ----------- ------------ ---------- -------- -------- ------
BALANCE, DECEMBER 31,
 1993                       $1,778    $--   $  --      $(43)        $--         $(5)      $--      $--    $1,730
 Net income.............        36     --      --       --           --         --          95      --       131
 Dividends declared.....       --      --      --       --           --         --         (12)     --       (12)
 Translation adjustment.       --      --      --        21          --         --         --       --        21
 Capital contributions
  from (distributions
  to) Tenneco...........      (704)    --        9      --           --         --         --       --      (695)
 Acquire net assets of
  the farm and
  construction equipment
  business of Tenneco...    (1,110)      1   1,109      --           --         --         --       --       --
 Capital contributions
  on stock issuance.....       --      --        5      --           --         --         --       --         5
 Pension liability
  adjustment............       --      --      --       --           --           3        --       --         3
 Issuance of restricted
  stock.................       --      --        5      --            (7)       --         --       --        (2)
                            ------    ----  ------     ----         ----        ---       ----     ----   ------
BALANCE, DECEMBER 31,
 1994                          --        1   1,128      (22)          (7)        (2)        83      --     1,181
 Net income.............       --      --      --       --           --         --         337      --       337
 Dividends declared.....       --      --      --       --           --         --         (21)     --       (21)
 Translation adjustment.       --      --      --         1          --         --         --       --         1
 Capital contributions
  on stock issuance.....       --      --       20      --           --         --         --       --        20
 Recognition of
  compensation on
  restricted stock......       --      --      --       --             3        --         --       --         3
 Issuance of restricted
  stock.................       --      --        6      --            (6)       --         --       --       --
 Acquisition of treasury
  stock.................       --      --      --       --           --         --         --        (1)      (1)
                            ------    ----  ------     ----         ----        ---       ----     ----   ------
BALANCE, DECEMBER 31,
 1995                          --        1   1,154      (21)         (10)        (2)       399       (1)   1,520
 Net income.............       --      --      --       --           --         --         316      --       316
 Dividends declared.....       --      --      --       --           --         --         (22)     --       (22)
 Translation adjustment.       --      --      --         7          --         --         --       --         7
 Capital contributions
  on stock issuance.....       --      --       84      --           --         --         --       --        84
 Recognition of
  compensation on
  restricted stock......       --      --      --       --             4        --         --       --         4
 Issuance of restricted
  stock.................       --      --      --       --            (3)       --         --       --        (3)
 Pension liability
  adjustment............       --      --      --       --           --          (2)       --       --       ( 2)
                            ------    ----  ------     ----         ----        ---       ----     ----   ------
BALANCE, DECEMBER 31,
 1996                       $  --     $  1  $1,238     $(14)        $ (9)       $(4)      $693     $ (1)  $1,904
                            ======    ====  ======     ====         ====        ===       ====     ====   ======

     The accompanying notes to financial statements are an integral part of these Statements of Changes in Stockholders' Equity.

                               CASE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

  Case Corporation ("Case" or the "Company") engages in two types of operations. The industrial operations manufacture and distribute a full line of farm equipment and light- and medium-sized construction equipment on a worldwide basis. Its products are sold through independent dealers and company-owned retail stores. The credit operations provide and administer financing for sales to retail customers in the United States, Canada and Australia.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation and Presentation

  The accompanying financial statements reflect the consolidated results of Case for all periods subsequent to June 24, 1994. All prior periods represent the combined results of the farm and construction equipment business (the "Case Business") of Tenneco Inc. ("Tenneco"). On June 23, 1994, the Case Business was reorganized under one corporate identity (the "Reorganization") in anticipation of an initial public offering (the "Initial Offering") by certain subsidiaries of Tenneco of a portion of their equity interests in Case.

  The accompanying financial statements also include, on a separate and supplemental basis, the combination of Case's industrial companies and credit companies as follows:

  Case Industrial--For all periods subsequent to June 24, 1994, the financial information captioned "Case Industrial" reflects the consolidation of all majority-owned subsidiaries except for the wholly owned retail credit subsidiaries. For all prior periods, the financial information captioned "Case Industrial" reflects the combination of all operations except for retail receivables and wholesale finance operations of the Case Business. In all periods, the credit operations have been included using the equity method of accounting whereby the net income and net assets of these companies are reflected, respectively, in the income statement caption, "Equity in income--Case Credit," and in the balance sheet caption, "Investment in Case Credit."

  Case Credit--For all periods subsequent to June 24, 1994, the financial information captioned "Case Credit" reflects Case's wholly owned retail credit subsidiaries. For all prior periods, the financial information captioned "Case Credit" reflects the combination of the wholesale and retail receivable finance operations of the Case Business.

  All significant intercompany transactions, including activity within and between "Case Industrial" and "Case Credit" have been eliminated.

  Certain reclassifications have been made to conform prior years financial statements to the 1996 presentation.

 Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

 Foreign Currency Translation

  The assets and liabilities of foreign affiliates are generally translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at average rates during the year. Adjustments resulting

                               CASE CORPORATION
from this translation, except for those foreign affiliates operating in highly inflationary economies, are deferred and reflected as a separate component of Stockholders' Equity. For affiliates operating in highly inflationary economies, adjustments resulting from the translation of financial statements are reflected in the Statements of Income. Foreign exchange transaction gains/(losses) were $ (5) million, $(2) million and $4 million, for the years ended December 31, 1996, 1995 and 1994, respectively.

 Revenue Recognition

  Sales to independent dealers are recorded at the time of shipment to those dealers. Sales through company-owned retail stores are recorded at the time of sale to retail customers. Case grants certain sales incentives to stimulate sales of Case products to retail customers. The expense for such incentive programs is recorded at the time of sale to the dealer. At December 31, 1996 and 1995, Case had accrued $165 million and $171 million, respectively, for these incentive programs and such amounts are included in "Other accrued liabilities" in the accompanying Balance Sheets.

  Case Credit records earned finance charges (interest income) on retail receivables using the effective interest method.

  Under terms of most dealer agreements, wholesale notes receivable are generally interest free for periods ranging from three to nine months, after which interest is based on market rates.

 Modification Programs and Warranty Costs

  The costs of major programs to modify products in the customer's possession are accrued when these costs can be identified and quantified. Normal warranty costs are recorded at the time of sale. Reserves for modification programs and warranty costs were $117 million and $153 million at December 31, 1996 and 1995, respectively, and are included in "Other accrued liabilities" in the accompanying Balance Sheets.

 Advertising

  The Company expenses advertising costs as incurred. Advertising expense totaled $37 million, $35 million and $38 million, for the years ended December 31, 1996, 1995 and 1994, respectively.

 Long-Lived Assets

  Effective January 1, 1996, Case adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Adoption of this standard did not have a material impact on the Company's financial position or results of operations.

 Stock-Based Compensation

  In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which established financial accounting and reporting standards for stock-based employee compensation. The statement allows for companies to continue to apply the accounting treatment under the provisions of Accounting Principles Board Opinion 25. Effective December 31, 1996, Case has chosen to adopt the disclosure requirement of SFAS 123, however, in the opinion of management, the pro-forma impact of compensation expense for stock-based employee compensation arrangements is not material to the financial statements.

                               CASE CORPORATION

 Changes in Accounting Principles

  Effective January 1, 1995, Case adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its non-U.S. plans. This standard requires employers to accrue the estimated costs of retiree benefits other than pensions (primarily health care benefits and life insurance) during the employee's active service period. Case had previously expensed the cost of these benefits under non-U.S. plans as medical and insurance claims were paid. The impact of adopting this standard for non-U.S. plans was reported as a cumulative catch-up adjustment of $9 million on a pre-tax and after-tax basis during the first quarter of 1995.

  Effective January 1, 1994, Case adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires employers to recognize the cost of benefits provided to former or inactive employees after employment but before retirement when it is probable that a benefit will be provided. Such benefits include disability and continuation of health care benefits. The impact of adopting this standard was reported as a cumulative catch-up adjustment of $29 million (net of taxes) during the first quarter of 1994.

  Reference is made to Note 14, "Postretirement and Postemployment Benefits" for further information regarding these changes.

 Cash and Cash Equivalents

  Cash equivalents are comprised of all highly liquid investments with an original maturity of three months or less.

 Inventories

  Inventories are stated at the lower of cost or market, generally using the first-in, first-out (FIFO) method. Inventory cost includes material, labor and overhead.

  Inventories consist of the following (in millions):

                                                                       DECEMBER
                                                                          31,
                                                                       ---------
                                                                       1996 1995
                                                                       ---- ----
      Raw materials................................................... $175 $159
      Work-in-process.................................................  147  128
      Finished goods..................................................  666  614
                                                                       ---- ----
          Total inventories........................................... $988 $901
                                                                       ==== ====

 Goodwill and Intangibles

  Goodwill is being amortized on a straight-line basis over 15 to 40 years. Case continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, Case uses an estimate of the undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

  At December 31, 1996 and 1995, goodwill totaled $313 million and $163 million, respectively, while accumulated amortization of goodwill was $62 million and $53 million, at those respective dates. Amortization expense totaled $9 million, $5 million and $8 million for the years ended December 31, 1996, 1995 and 1994, respectively.

                               CASE CORPORATION

  Intangibles consist primarily of acquired dealer network, trademarks, product drawings and patents, and are being amortized on a straight-line basis over 3 to 17 years. At December 31, 1996 and 1995, intangibles totaled $209 million and $207 million, respectively, while accumulated amortization of intangibles was $154 million and $141 million, at those respective dates. Amortization expense totaled $13 million for the year ended December 31, 1996, and $12 million for each of the years ended December 31, 1995 and 1994.

 Derivatives

  Derivative financial instruments are used by the Company to manage its foreign currency and interest rate exposures. Depending on the item being hedged, gains and losses on foreign currency instruments are either recognized in the results of operations as they accrue or are deferred until the hedged transaction occurs. Amounts to be received or paid under interest rate swap contracts are recognized as interest income or expense in the periods in which they accrue.

 Extraordinary Loss

  In the first quarter of 1996, the Company sold $300 million aggregate principal amount of its 7 1/4% unsecured and unsubordinated notes due 2016 pursuant to a shelf registration statement filed with the Securities and Exchange Commission in June 1995. The net proceeds from the offering, together with cash and additional borrowings under the Company's credit facilities, were used to exercise the Company's option to repurchase for cash all of the Company's 10 1/2% Senior Subordinated Notes and pay accrued interest thereon. As a result of the repurchase, the Company recorded an extraordinary charge of $22 million after tax in the first quarter of 1996.

  In the third quarter of 1996, the Company established new credit facilities consisting of $3.4 billion in lines of credit and liquidity facilities. As a result of establishing these credit facilities, the Company recorded an $11 million extraordinary, after-tax charge for the write-off of unamortized bank fees related to the original bank agreements established at the time of the Company's initial public offering in June 1994.

  In the second quarter of 1994, the Company prepaid approximately $519 million of high interest-bearing debt. The Company recorded an extraordinary loss of $5 million after tax for the redemption premium resulting from these transactions.

NOTE 3: ACQUISITION OF BUSINESSES

  In 1996, the Company completed four strategic acquisitions of businesses. On January 12, 1996, the Company acquired Concord Inc., a manufacturer of air drills based in Fargo, North Dakota. On June 3, 1996, the Company's Australian subsidiary, Case Corporation Pty Ltd, completed the purchase of all of the outstanding shares of Austoft Holdings Limited, a manufacturer of sugar cane harvesting equipment. On August 30, 1996, the Company acquired 75% of the common shares of Steyr Landmaschinentechnik AG, an Austrian tractor manufacturer based in St. Valentin, Austria. On October 4, 1996, the Company acquired Fermec Holdings Limited, a construction equipment manufacturer based in Manchester, United Kingdom.

  The aggregate purchase price for these businesses included approximately $169 million in cash and notes payable, and 125,812 shares of the Company's common stock. Case also assumed additional debt and other liabilities of approximately $244 million in conjunction with these acquisitions. These acquisitions were accounted for as purchases and, accordingly, the accompanying consolidated financial statements include the results of operations of these businesses as of their respective acquisition dates. In total, the purchase price plus the liabilities assumed exceeded the fair value of the tangible and intangible assets purchased by approximately $149 million, on a preliminary basis. The goodwill associated with these acquisitions is being amortized on a straight-line basis over 15 to 20 years.

                               CASE CORPORATION

  The impact of these acquisitions on the Company's results of operations for the year ended December 31, 1996, as compared to the prior year, is not material.

NOTE 4: REORGANIZATION AND PUBLIC OFFERING

 Formation of Company and Reorganization

  Case Corporation, formerly Case Equipment Corporation, was formed on April 22, 1994, as a wholly owned subsidiary of Tenneco to acquire the Case Business.

  On June 23, 1994, in connection with the Initial Offering, Case, Tenneco and Tenneco Equipment Corporation entered into a Reorganization Agreement (the "Reorganization Agreement") pursuant to which the assets of the Case Business (other than approximately $1.1 billion of U.S. retail receivables) were transferred to Case and certain of its subsidiaries in exchange for (i) the assumption by the Company and/or certain of its subsidiaries of all liabilities related to the Case Business (with the exception of certain pension and postretirement benefits, certain tax liabilities, approximately $1.9 billion of debt of Tenneco's finance subsidiaries not sold to the Company and certain remaining intercompany cash advances); (ii) demand notes to be repaid on June 30, 1994, with proceeds from borrowings under new credit facilities; (iii) 70 million shares of Common Stock of Case; (iv) 1,500,000 shares of Series A Cumulative Convertible Preferred Stock of Case valued at $75 million; and (v) $250 million of subordinated notes. The Reorganization Agreement and the credit facilities required that, after giving effect to the Reorganization, the Company and its subsidiaries have a consolidated stockholders' equity (including the Series A Cumulative Convertible Preferred Stock and the Cumulative Convertible Second Preferred Stock) of $1,152 million at June 23, 1994. To the extent stockholders' equity exceeded such amount, the Company was required to pay a dividend on the shares of Common Stock issued to Tenneco and its subsidiaries in the amount of such excess. A dividend in the aggregate amount of $12.9 million was paid by the Company on August 12, 1994, in accordance with the Reorganization Agreement. Holders of the shares of Common Stock sold in the Initial Offering and holders of Common Stock issuable upon conversion of the Series A Cumulative Convertible Preferred Stock were not entitled to such dividend. All assets and liabilities sold and transferred by Tenneco and its subsidiaries to the Company and its subsidiaries are recorded on the Company's books at the carrying value of such assets and liabilities to Tenneco and its subsidiaries. The tax basis of the assets and liabilities transferred to Case was adjusted to fair market value.

 Pension and Postretirement Benefits

  Pursuant to the Reorganization Agreement, Tenneco retained the accumulated pension benefit obligation related to all existing U.S. employees and retirees as of June 23, 1994. Tenneco also retained the accumulated postretirement health and life insurance benefit obligations relating to all U.S. employees who retired on or before July 1, 1994, and their dependents.

 Tax Sharing Agreement

  Tenneco and Case have entered into a tax sharing agreement under which Tenneco is responsible for all U.S. Federal, state and local income and franchise taxes and all foreign income taxes with respect to Case for all periods before the date of the Reorganization Agreement, except that Case will indemnify Tenneco for 25% of certain amounts resulting from tax audit adjustments for periods before the Initial Offering. Case is responsible for all other taxes owing with respect to Case and its subsidiaries.

                               CASE CORPORATION

 Transactions with Tenneco

  Prior to the Reorganization, Tenneco provided equity financing to the Case Business through a noninterest-bearing intercompany account. This intercompany account has been classified within the "Investment by Tenneco" account on the Statements of Changes in Stockholders' Equity. The Case Business had depended upon Tenneco for substantial support, particularly with respect to Case Credit, as well as for various services such as legal, financial, human resources, insurance, risk management and communications. Tenneco allocated the costs for these services pro rata among its businesses based on operating revenues, payroll expense and gross property employed. The allocated cost for these services, included in "Selling, general and administrative expenses," totaled $9 million and $20 million for the years ended December 31, 1995 and 1994, respectively. The allocated cost for these services for the year ended December 31, 1996, was not material. Management believes that the method used to allocate these expenses reasonably reflects the costs of actual services provided.

NOTE 5: RESTRUCTURING COSTS

  In response to depressed market conditions during the early 1990's, Case embarked on two restructuring programs. The first program, initiated in 1991, resulted in a pre-tax charge of $461 million ($404 million after tax). This program has been completed and the intended benefits have been achieved.

  While the measures taken by Case under the 1991 restructuring program resulted in substantial cost reductions, the worldwide farm and construction equipment market continued to deteriorate during 1992. At that time, the Company determined that major structural and strategic changes were necessary in order to rationalize certain component production operations to reduce the fixed cost portion of the manufacturing process; reduce excess capacity; focus, discontinue or replace unprofitable and noncompetitive product lines; and restructure and refocus product and component parts distribution to strengthen Case's competitive position in the global marketplace.

  Consequently, on March 21, 1993, a comprehensive restructuring program (the "1992 Restructuring Program") was adopted and resulted in a pre-tax restructuring charge of $920 million ($843 million after tax), which was reflected in Case's 1992 results. The $920 million pre-tax charge was recorded as a $340 million reduction of net property, plant and equipment, a $55 million reduction of inventory, a $63 million reduction of intangibles and other accounts and a $462 million reserve for the future cost of implementing the various restructuring actions.

                                CASE CORPORATION

  An analysis of the 1992 Restructuring Program is summarized in the table below (in millions):

                                            1993 AND 1994 ACTIVITY                  1995 ACTIVITY
                                      ----------------------------------- -----------------------------------
                                       RESERVES                            RESERVES
                                       UTILIZED                            UTILIZED
                          BALANCE AT   (INCLUDES    CHANGES   BALANCE AT   (INCLUDES    CHANGES   BALANCE AT
                         DECEMBER 31,  CURRENCY       IN     DECEMBER 31,  CURRENCY       IN     DECEMBER 31,
                             1992     TRANSLATION) ESTIMATES     1994     TRANSLATION) ESTIMATES     1995
                         ------------ -----------  --------- ------------ -----------  --------- ------------
Employee termination
 payments...............     $250        $ (45)      $ 49        $254        $ (11)      $(39)       $204
Pension and OPRB costs..       56          (25)        13          44          (11)         2          35
Lease termination
 payments...............       10            1         (6)          5          --           5          10
Writedown of assets:
  Property, plant and
   equipment............      340          (89)       (48)        203          (67)         1         137
  Provision for
   environmental
   liabilities..........       25           (1)         2          26            1        --           27
  Other assets..........       63          (62)        (1)        --            (8)         8         --
Writedown of
 inventories............       55          (21)       (16)         18           (2)         1          17
Costs related to
 closing/selling/
 downsizing existing
 facilities.............       60          (15)       (18)         27           (7)        10          30
Other costs.............       61          (14)       (11)         36          (12)        12          36
                             ----        -----       ----        ----        -----       ----        ----
    Total restructuring
     charge.............     $920        $(271)      $(36)       $613        $(117)      $--         $496
                             ====        =====       ====        ====        =====       ====        ====
                                                1996 ACTIVITY
                                      -----------------------------------
                                       RESERVES
                                       UTILIZED
                          BALANCE AT   (INCLUDES    CHANGES   BALANCE AT
                         DECEMBER 31,  CURRENCY       IN     DECEMBER 31,
                             1995     TRANSLATION) ESTIMATES     1996     TOTAL COSTS
                         ------------ -----------  --------- ------------ -----------
Employee termination
 payments...............     $204        $ (50)      $ (6)       $148        $ 254
Pension and OPRB costs..       35           (6)       (21)          8           50
Lease termination
 payments...............       10           (4)         3           9           12
Writedown of assets:
  Property, plant and
   equipment............      137         (115)         2          24          295
  Provision for
   environmental
   liabilities..........       27           (2)       --           25           27
  Other assets..........      --           --         --          --            70
Writedown of
 inventories............       17           (4)        (4)          9           36
Costs related to
 closing/selling/
 downsizing existing
 facilities.............       30          (16)        18          32           70
Other costs.............       36          (10)         8          34           70
                             ----        -----       ----        ----        -----
    Total restructuring
     charge.............     $496        $(207)      $--         $289        $ 884
                             ====        =====       ====        ====        =====

                               CASE CORPORATION

  Of the remaining reserves, $24 million pertain to property, plant and equipment, $9 million pertain to inventories, $8 million pertain to pensions and $248 million is reflected as a reserve for future costs of implementing other various restructuring actions. Of this $248 million reserve, $176 million is recorded as a current liability and $72 million is included in "Other" long-term liabilities on the Balance Sheet as of December 31, 1996.

  The specific restructuring measures and associated estimated costs were based on management's best business judgment under prevailing circumstances and on assumptions which have been and may continue to be revised as circumstances change. The remaining reserves are expected to be substantially utilized during 1997.

  Case adopted SFAS No. 121 on January 1, 1996. Adoption of this statement did not have a material impact on the Company's results of operations as impaired assets, as defined, had previously been recorded at fair value. Of the remaining $24 million of restructuring reserves for property, plant and equipment at December 31, 1996, $3 million is attributed to assets that will be held for sale in 1997 and $21 million is attributed to assets held for use that will ultimately be disposed.

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

  A summary of property, plant and equipment, is as follows (in millions):

                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
      Land and improvements................................... $    50  $    52
      Buildings and improvements..............................     486      507
      Machinery and equipment.................................   1,395    1,323
      Construction in progress................................     144       88
                                                               -------  -------
                                                                 2,075    1,970
      Accumulated depreciation................................  (1,068)  (1,014)
                                                               -------  -------
          Net property, plant and equipment................... $ 1,007  $   956
                                                               =======  =======

  Depreciation of Case properties and equipment is provided on a straight-line basis over their estimated useful lives. Useful lives range from 10 to 50 years for buildings and improvements and from 3 to 16 years for machinery and equipment. Depreciation expense totaled $102 million, $108 million and $107 million for the years ended December 31, 1996, 1995 and 1994, respectively. Expenditures for maintenance and repairs are charged to expense as incurred.

NOTE 7: SHORT-TERM DEBT

  In August 1996, the Company established new credit facilities consisting of $3.4 billion in lines of credit and liquidity facilities. Of the $3.4 billion total, $2.3 billion of the credit facilities benefit Case Credit and its Canadian subsidiary and consist of: (i) a five-year, $1.2 billion revolving credit facility; (ii) a three-year, $750 million U.S. asset-backed commercial paper liquidity facility; and (iii) a five-year, C$500 million revolving credit facility. Case Industrial's credit facility consists of a five-year, $1.1 billion revolving credit facility. The new credit facilities were negotiated at more favorable rates and terms for the Company than previous credit facilities.

                               CASE CORPORATION

  As a result of establishing the new credit facilities, the Company recorded an $11 million extraordinary after-tax charge in the third quarter of 1996 to write-off unamortized bank fees related to the original bank agreements established at the time of the Company's Initial Offering in June 1994.

  In November 1996, Case Credit established a $1.2 billion commercial paper program. Under the terms of this program, the principal amount of the commercial paper outstanding, combined with the amounts outstanding under Case Credit's five-year, $1.2 billion revolving credit facility, cannot exceed a total of $1.2 billion.

  In addition to the above credit facilities, Case also has A$402 million in credit facilities for the Company's Australian operations, as well as other lines of credit for various foreign operations.

  A summary of short-term debt is set forth in the following table (in millions):

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
      Case Industrial
        Credit agreements (a).................................... $  173 $   97
                                                                  ------ ------
      Case Credit
        Credit agreements (a).................................... $  438 $  711
        Commercial paper.........................................    299    --
        Commercial paper liquidity facility......................     92    197
                                                                  ------ ------
          Total short-term debt--Case Credit..................... $  829 $  908
                                                                  ------ ------
          Total short-term debt.................................. $1,002 $1,005
                                                                  ====== ======

--------
(a) The credit agreements for both Case Industrial and Case Credit include borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

  The weighted-average interest rates on consolidated short-term debt at December 31, 1996 and 1995, were 5.5% and 6.5%, respectively. At December 31, 1996, the unused portion of the combined committed credit facilities and the Case Credit commercial paper program was $2,037 million, and the unused portion of the asset-backed commercial paper liquidity facility was $658 million. At December 31, 1995, the unused portion of committed credit facilities was $1,324 million and the unused portion of the asset-backed commercial paper liquidity facility was $392 million.

  The Company has classified an aggregate of $282 million of borrowings under the revolving credit facilities of Case Corporation Pty Ltd, Case Credit Corporation, Case Credit Australia Pty Ltd and Case Credit Ltd. as long-term, as the applicable lenders do not require final payment within twelve months, nor does the Company intend to reduce the long-term portions of these revolvers within twelve months.

  At the option of the Company, borrowings under the revolving credit facilities bear interest at: (i) prime rate; (ii) LIBOR, plus an applicable margin; or (iii) banker's bills of acceptance rates, plus an applicable margin. Borrowings may be obtained in U.S. dollars and certain other foreign currencies. Case Credit's revolving credit facilities (other than the commercial paper liquidity facility) contain restrictive covenants that require that Case Credit maintain certain financial conditions including a maximum ratio of debt to net worth and a minimum fixed-charge coverage ratio. Pursuant to a support agreement, Case Corporation has agreed to maintain its ownership in, and provide financial backing for, Case Credit. Case Industrial's revolving credit facility contains restrictive covenants that require that Case Industrial maintain certain financial conditions including a maximum debt to capitalization ratio and a minimum net worth. The revolving credit facilities (other than the commercial

                               CASE CORPORATION
paper liquidity facility) also impose certain restrictions on certain indebtedness, liens on Company assets and ownership of certain subsidiaries. At December 31, 1996, the Company was in compliance with all debt covenants.

  The credit facilities generally provide for facility fees on the total commitment, whether used or unused, and also provide for annual agency fees to the administrative agents for the facilities.

NOTE 8: LONG-TERM DEBT

  A summary of long-term debt is set forth in the following table (in millions):

                                                                   DECEMBER
                                                                      31,
                                                                  ------------
                                                                   1996   1995
                                                                  ------  ----
Case Industrial
Case Corporation
  Senior subordinated notes, interest rate of 10.5%, retired
   January 1996.................................................. $  --   $277
  Term loan, payable on various dates through 2000, average
   interest rate of 6.4% in 1995; retired July 1996..............    --    324
  Notes, payable in 2005, interest rate of 7.25%.................    298   298
  Notes, payable in 2016, interest rate of 7.25%.................    300   --
Case France S.A.
  Notes, payable on various dates through 2000, interest rate of
   4.5%..........................................................     24    33
Case Corporation Pty Ltd (Australia)
  Long-term portion of borrowings under revolving credit
   facilities, average interest
   rate of 6.0%..................................................     67   --
Other debt.......................................................     24     4
                                                                  ------  ----
                                                                     713   936
Less--current maturities.........................................     (9)  (47)
                                                                  ------  ----
    Total long-term debt--Case Industrial........................ $  704  $889
                                                                  ------  ----
Case Credit
Case Credit Corporation
  Notes, payable in 2003, interest rate of 6.125%................ $  200  $--
  Long-term portion of borrowings under revolving credit
   facilities, average interest
   rate of 6.1%..................................................    100   --
Case Credit Australia Pty Ltd
  Long-term portion of borrowings under revolving credit
   facilities, average interest
   rate of 6.3%..................................................     79   --
Case Credit Ltd. (Canada)
  Long-term portion of borrowings under revolving credit
   facilities, average interest
   rate of 6.2%..................................................     36   --
                                                                  ------  ----
    Total long-term debt--Case Credit............................ $  415  $--
                                                                  ------  ----
    Total long-term debt......................................... $1,119  $889
                                                                  ======  ====

  In the first quarter of 1996, the Company sold $300 million aggregate principal amount of its 7 1/4% unsecured and unsubordinated notes due 2016 pursuant to a shelf registration statement filed with the Securities and Exchange Commission in June 1995. The net proceeds from the offering, together with cash and additional borrowings under the Company's credit facilities, were used to exercise the Company's option to repurchase for

                               CASE CORPORATION
cash all of the Company's 10 1/2% Senior Subordinated Notes and pay accrued interest thereon. The Company incurred an extraordinary charge of $22 million after tax in the first quarter of 1996 as a result of the repurchase.

  In the first quarter of 1996, Case Credit sold $200 million aggregate principal amount of its 6 1/8% unsecured and unsubordinated notes due 2003 pursuant to a $300 million shelf registration statement filed with the Securities and Exchange Commission in December 1995. The net proceeds from the offering were used to repay indebtedness and finance Case Credit's growing portfolio of receivables. Case Corporation had originally guaranteed the obligations of Case Credit under these notes. As a result of the new credit facilities established by the Company on August 23, 1996, Case Corporation was released from its obligations under this guarantee. Pursuant to a support agreement, Case Corporation has agreed, however, to maintain its ownership in, and provide financial backing for, Case Credit.

  The Company has classified an aggregate of $282 million of borrowings under the revolving credit facilities of Case Corporation Pty Ltd, Case Credit Corporation, Case Credit Australia Pty Ltd and Case Credit Ltd. as long-term, as the applicable lenders do not require final payment within twelve months, nor does the Company intend to reduce the long-term portions of these revolvers within twelve months.

  A summary of the minimum annual repayments of long-term debt as of December 31, 1996, is as follows (in millions):

             1998.............................. $  155
             1999..............................      9
             2000..............................      6
             2001..............................    151
             2002 and thereafter...............    798
                                                ------
                 Total......................... $1,119
                                                ======

NOTE 9: STOCKHOLDERS' EQUITY AND PREFERRED STOCK WITH MANDATORY REDEMPTION PROVISIONS

  As of December 31, 1996, Case has 210 million shares of authorized capital stock itemized by class and series as follows:

  (i) 200 million shares of Common Stock, par value $0.01 per share, with 74 million shares issued and outstanding;

  (ii) 10 million shares of Preferred Stock, par value $0.01 per share, divided into the following series:

    (a) 5 million shares of Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, with 1.5 million shares issued and outstanding; and

    (b) 5 million shares of Cumulative Convertible Second Preferred Stock, par value $0.01 per share, with 40,000 shares issued and 37,500 shares outstanding.

  Holders of the Series A Cumulative Convertible Preferred Stock are entitled to receive cumulative cash dividends equal to $4.50 per annum, payable quarterly, and are entitled to receive $50 per share in the event of a liquidation, dissolution, or winding up of the Company. The holders have the right to convert each share of the Series A Cumulative Convertible Preferred Stock into 2.2686 shares of Case's Common Stock (subject to adjustment as set forth in the Certificate of Designation for such series of stock). The Series A Cumulative Convertible Preferred Stock shall be redeemed by Case no later than June 30, 2002, and Case may call the outstanding shares at any time on or after July 1, 1999, at a premium. Holders of the Series A Cumulative Convertible Preferred Stock are not entitled to vote except as set forth in the Certificate of Designation for such series of stock or as required by law.

                               CASE CORPORATION

  Holders of the Cumulative Convertible Second Preferred Stock are entitled to receive cumulative cash dividends equal to $4.25 per annum, payable quarterly, and are entitled to receive $50 per share in the event of a liquidation, dissolution, or winding up of the Company. The holders have the right to convert each share of the Cumulative Convertible Second Preferred Stock into
2.2883 shares of Case's Common Stock (subject to adjustment as set forth in the Certificate of Designation for such series of stock). The Cumulative Convertible Second Preferred Stock shall be redeemed by Case no later than June 30, 2007, and Case may call the outstanding shares at any time following July 1, 2000, at a premium. Holders of the Cumulative Convertible Second Preferred Stock are not entitled to vote except as set forth in the Certificate of Designation for such series of stock or as required by law.

  The following table presents the changes in preferred stock with mandatory redemption provisions (in millions):

                                                    SERIES A   CUMULATIVE
                                                   CUMULATIVE  CONVERTIBLE
                                                   CONVERTIBLE   SECOND
                                                    PREFERRED   PREFERRED
                                                      STOCK       STOCK    TOTAL
                                                   ----------- ----------- -----
      Balance, December 31, 1993.................     $--         $--      $--
      Issuance of Series A Cumulative Convertible
       Preferred Stock...........................       75         --        75
      Issuance of Cumulative Convertible Second
       Preferred Stock...........................      --            2        2
                                                      ----        ----     ----
      Balance, December 31, 1996, 1995 and 1994..     $ 75        $  2     $ 77
                                                      ====        ====     ====

 Case Equity Incentive Plan

  The Case Equity Incentive Plan provides for grants of various types of awards to employees of the Company and its subsidiaries. There are 9.5 million shares of Common Stock and 40,000 shares of Cumulative Convertible Second Preferred Stock reserved for issuance under this plan (subject to certain adjustments) that are available for grant by 2003. In general, no award may vest in less than six months from the award date.

  Stock options awarded under this plan were granted at the average market price on the date of the award and become exercisable between two and four years from the award date. All options awarded in 1994, 1995 and 1996 expire ten years after issuance.

                               CASE CORPORATION

  During the last three fiscal years, changes in the status of shares subject to issuance under stock options were as follows:

  Stock options with exercise price less than $30:

                                        FOR THE YEARS ENDED DECEMBER 31,
                          --------------------------------------------------------------
                                 1994                1995                  1996
                          ------------------- -------------------- ---------------------
                                    WEIGHTED-            WEIGHTED-             WEIGHTED-
                                     AVERAGE              AVERAGE               AVERAGE
                                    EXERCISE             EXERCISE              EXERCISE
                           SHARES     PRICE    SHARES      PRICE     SHARES      PRICE
                          --------- --------- ---------  --------- ----------  ---------
Outstanding at beginning
 of year................        --      --    4,904,100   $19.36    5,089,328   $19.92
  Granted...............  4,904,100  $19.36   1,156,000    22.32          --       --
  Exercised.............        --      --      (78,266)   21.60   (1,092,226)   19.66
  Forfeited.............        --      --     (892,506)   19.82     (292,043)   19.25
                          ---------           ---------            ----------
Outstanding at end of
 year...................  4,904,100  $19.36   5,089,328   $19.92    3,705,059   $20.05
                          =========           =========            ==========
Exercisable at end of
 year...................        --   $  --      305,042   $21.06      900,127   $19.98

  Stock options with exercise price greater than or equal to $30:

                                        FOR THE YEARS ENDED DECEMBER 31,
                          --------------------------------------------------------------
                                 1994                1995                  1996
                          ------------------- -------------------- ---------------------
                                    WEIGHTED-            WEIGHTED-             WEIGHTED-
                                     AVERAGE              AVERAGE               AVERAGE
                                    EXERCISE             EXERCISE              EXERCISE
                           SHARES     PRICE    SHARES      PRICE     SHARES      PRICE
                          --------- --------- ---------  --------- ----------  ---------
Outstanding at beginning
 of year................        --   $  --          --       --       670,417   $41.15
  Granted...............        --      --      670,417   $41.15      274,603    50.05
  Exercised.............        --      --          --       --        (6,845)   42.88
  Forfeited.............        --      --          --       --        (9,067)   42.89
                          ---------           ---------            ----------
Outstanding at end of
 year...................        --   $  --      670,417   $41.15      929,108   $43.75
                          =========           =========            ==========
Exercisable at end of
 year...................        --   $  --          --    $  --       162,782   $42.88

  Exercise prices for options outstanding as of December 31, 1996, ranged from $19.125 to $54.122. The weighted-average remaining contractual life of those options is approximately eight years.

  Under the Case Equity Incentive Plan, shares may also be granted as restricted stock. The Company establishes the period of restriction for each award and holds the stock during the restriction period, which ranges from six months to four years. For the years ended December 31, 1996, 1995 and 1994, restricted shares of 53,200, 196,779 and 312,821, respectively, were awarded at no cost to employees, at weighted-average fair market values of $52.95, $42.37 and $19.19, respectively.

  In addition, all 40,000 shares of Cumulative Convertible Second Preferred Stock were granted in 1994. At December 31, 1996, restricted common stock outstanding totaled 458,371 shares and Cumulative Convertible Second Preferred Stock outstanding totaled 37,500 shares.

 Employee Stock Purchase Plan

  Case's Employee Stock Purchase Plan was initiated on February 1, 1995. The plan allows for certain North American employees to purchase Case's Common Stock at a price per share equal to 85% of the lower of (i) the fair market value of the Company's Common Stock as of the first business day of the plan year, or (ii) the fair

                               CASE CORPORATION
market value on the last business day of the calendar quarter. Case has reserved 1.4 million shares of Common Stock for issuance under this plan. For the years ended December 31, 1996 and 1995, shares totaling 229,192 and 297,183, respectively, were issued at weighted-average fair market values of $45.56 and $22.19, respectively.

 Stockholder Rights Plan

  On December 8, 1995, the Board of Directors adopted a Stockholder Rights Plan which is designed to strengthen its ability to act for common stockholders in the event of an unsolicited bid to acquire control of the Company. To implement this plan, the Board of Directors declared a dividend payable on December 29, 1995, of one preferred share purchase right on each outstanding share of the Company's Common Stock. The rights will cause substantial dilution to a person or entity attempting to acquire the Company without conditioning the offer on the rights being redeemed or a substantial number of rights being acquired.

  Each outstanding share of common stock is entitled to one right under the plan. Each right, when exercisable, entitles the holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock, $.01 par value, for $170, subject to adjustment. If a person or entity becomes a 15% owner of the Company's Common Stock, each holder of a right (other than the 15% owner) would be entitled to receive for the exercise price, subject to adjustment, in lieu of the Series A Junior Participating Preferred Stock, common stock having a value equal to two times the exercise price of the right. If, at any time after a person or entity has acquired 15% or more of the Company's Common Stock, the Company is acquired in a merger or other business combination, or 50% or more of the Company's assets or earning power are sold, proper provision will be made so that each holder of a right would be entitled to receive, at the then current exercise price of the right, common stock of the acquiring company having a value equal to two times the exercise price of the right. The rights, which are not entitled to vote, expire on December 29, 2005. They may be redeemed by the Company at a price of $.01 per right at any time until a person or entity becomes a 15% owner of the Company's Common Stock. The Company has reserved 100,000 shares of Series A Junior Participating Preferred Stock for issuance in the event of exercise of the rights.

NOTE 10: ACCOUNTS AND NOTES RECEIVABLE

  A summary of receivables is as follows (in millions):

                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
      Wholesale notes and accounts............................ $ 1,330  $ 1,233
      Retail notes............................................   1,642    1,524
      Other...................................................     302      276
                                                               -------  -------
          Gross receivables...................................   3,274    3,033
                                                               -------  -------
      Less--Total unearned finance charges....................    (137)    (156)
      Less--Allowance for doubtful accounts...................     (77)     (74)
      Less--Current portion...................................  (1,699)  (1,559)
                                                               -------  -------
          Total long-term receivables, net.................... $ 1,361  $ 1,244
                                                               =======  =======

  In accordance with the standard terms of the wholesale receivable agreements, repayment is required when wholesale equipment is sold. Classification of wholesale receivables for financial statement presentation is based on interest-bearing dates. Approximately 13% and 17% of the wholesale receivables are classified as being due between 12 to 18 months after December 31, 1996 and 1995, respectively. The terms of retail notes generally range from two to six years. Interest rates on retail notes vary depending on prevailing market interest rates and certain incentive programs offered by the Company.

                               CASE CORPORATION

  At December 31, 1996 and 1995, the Company had $115 million and $197 million, respectively, of retail notes that secure the asset-backed commercial paper liquidity facility.

  Maturities of receivables as of December 31, 1996, are estimated as follows (in millions):

      1998.............................................................. $  614
      1999..............................................................    336
      2000..............................................................    191
      2001..............................................................    123
      2002 and thereafter...............................................    183
                                                                         ------
                                                                          1,447
      Less--Unearned finance charges....................................    (86)
                                                                         ------
          Total long-term receivables, net.............................. $1,361
                                                                         ======

  Wholesale and retail notes receivable have significant concentrations of credit risk in the farm and construction business sectors. Case typically retains, as collateral, a security interest in the equipment associated with wholesale and retail notes receivable.

  The Company plans to adopt SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," on January 1, 1997. The adoption of this statement will not have a material impact on Case Corporation's financial position or results of operations.

 Wholesale Receivables Securitizations

  In June 1995, the Company consummated a transaction whereby it sold (with limited recourse), on a revolving basis, a fractional undivided interest in certain of its wholesale receivables pursuant to a privately structured facility. The counterparties to this facility are two special purpose entities administered by a major financial institution. Under this facility, the maximum amount of proceeds that may be accessed at any one time is $400 million and is subject to change based on the level of eligible wholesale receivables. The facility consists of a five-year committed, $300 million non-renewable facility and a 364-day $100 million facility, which is renewable annually at the sole discretion of the purchasers. At December 31, 1995 and 1996, the undivided interest of the purchasers under the facility represented $521 million of wholesale receivables. The excess of $521 million over the $400 million of proceeds received from the transaction represents overcollateralization included in the transaction to cover yield to the purchasers and certain other costs aggregating $13 million with the remainder available to cover losses on receivables. The Company has reserved for expected losses as part of the allowance for doubtful accounts. The Company also maintains a security interest in the equipment financed by wholesale receivables such that in the event of non-performance by the dealer, Case can repossess the related equipment to minimize losses.

  Under this program, Case records a loss each time receivables are sold to the counterparties to the facility. This loss, which reflects the difference between the current and future value of the receivables sold along with related transaction expenses, is computed at the then prevailing market rates as stated in the sale agreement. During 1996 and 1995, Case incurred charges of $28 million and $27 million, respectively, relating to such sales of receivables. These charges are included in "Other, net" in the Statements of Income. The proceeds from the initial sale of the wholesale receivables were used by the Company to repay a portion of its five-year, $1 billion bank term loan facility by $300 million and its revolving bank credit facility by $100 million.

                               CASE CORPORATION

 Retail Receivables Securitizations

  Case Credit sold $1,638 million and $1,469 million of retail notes (net of unearned finance charges) in 1996 and 1995, respectively, to limited-purpose business trusts ("Trusts") in the United States and Canada. The Trusts were formed for the purpose of purchasing Case receivables and the receivables were used as collateral for the issuance of asset-backed securities (asset-backed securitizations) to outside investors. The proceeds received from the sales of notes were reduced by $73 million and $90 million in 1996 and 1995, respectively, pursuant to certain recourse provisions in the sale agreements. These reductions in proceeds are held in escrow by the Trusts to provide security in the event of uncollectible notes and are released to Case when the notes are collected. Amounts held by the Trusts are recorded in "Accounts and notes receivable--Other" on the Balance Sheets. Case has established reserves for the estimated losses on amounts held in escrow. These Trusts are controlled by third parties and, accordingly, are not included on the Balance Sheets.

  At December 31, 1996, Case Credit serviced a portfolio of $3,844 million of retail notes (net of unearned financed charges) that includes notes amounting to $2,260 million (net of unearned finance charges) owned by Trusts in the United States and Canada. Case Credit is subject to recourse with respect to receivables serviced for the Trusts up to $171 million and $219 million as of December 31, 1996 and 1995, respectively. The Company has reserved for expected losses as part of the allowance for doubtful accounts. A security interest in the equipment financed by the retail notes is maintained such that in the event of non-performance, the related equipment can be repossessed to minimize losses.

NOTE 11: FINANCIAL INSTRUMENTS

 Fair Market Value of Financial Instruments

  The estimated fair market values of financial instruments that do not approximate the carrying values in the financial statements are as follows (in millions):

                                                       DECEMBER 31,
                                              --------------------------------
                                                   1996             1995
                                              ---------------  ---------------
                                              CARRYING  FAIR   CARRYING  FAIR
                                               AMOUNT  VALUE    AMOUNT  VALUE
                                              -------- ------  -------- ------
      Accounts and notes receivable..........  $3,060  $3,087   $2,803  $2,819
      Long-term debt (including current
       maturities)...........................   1,128   1,117      936     989
      Interest rate swaps....................     --       (9)     --      (14)

  The fair value of accounts and notes receivable was based on discounting the estimated future payments at prevailing market rates. The fair value of fixed-rate, long-term debt was based on the market value of debt with similar maturities and interest rates; the carrying amount of floating-rate, long-term debt was assumed to approximate its fair value. The fair value of interest rate swaps was based on the cost that would have been incurred to buy out those swaps in a loss position and the consideration that would have been received to terminate those swaps in a gain position. The fair values and carrying values of the Company's foreign exchange forward contracts were not material.

 Derivatives

  The Company uses derivative financial instruments to manage its interest rate and foreign currency exposures. Case does not hold or issue financial instruments for trading purposes. The notional amounts of these contracts do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's risk. The net amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts, such as interest rates or exchange rates, and only represent a small portion of the notional amounts. The credit and market risk under these agreements is minimized through diversification among counterparties with high credit ratings.

                               CASE CORPORATION

 Foreign Exchange Contracts

  Case enters into foreign exchange forward contracts and swaps to hedge certain purchase and sale commitments and loans made to foreign subsidiaries denominated in foreign currencies. Some of these transactions involve two foreign currencies depending on the local exchange exposures of foreign subsidiaries. The term of these contracts is one year or less. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from loan repayments and inventory purchases will be adversely affected by changes in exchange rates. The recognition of gain or loss on these instruments is accrued as foreign exchange rates change or delayed until the date of maturity. At December 31, 1996, Case had foreign exchange contracts with a notional value of $652 million. At December 31, 1995, Case had foreign exchange contracts with a notional value of $425 million.

 Interest Rate Swaps

  Case enters into interest rate swaps to stabilize funding costs by minimizing the effect of potential increases in floating-rate debt in a rising interest rate environment. Under these agreements, the Company contracts with a counterparty to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap. At December 31, 1996 and 1995, Case was a party to interest rate swaps with a notional value of $531 million and $698 million, respectively. The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense.

  The following table indicates the types of swaps used and their weighted-average interest rates. Variable interest rates are presented on the basis of rates in effect at the reporting date. These rates may change significantly in the future due to market factors. Swap contracts are principally between one and four years in duration.

                                                                     DECEMBER
                                                                        31,
                                                                     ----------
                                                                     1996  1995
                                                                     ----  ----
      Pay-fixed swaps
        Weighted-average pay rate................................... 6.80% 6.66%
        Weighted-average receive rate............................... 5.00% 5.89%

 Back-to-Back Interest Rate Caps

  The asset-backed commercial paper liquidity facility (the "Liquidity Facility") requires a subsidiary of Case Credit to have interest rate cap agreements in place. Due to the relatively high expense of obtaining such an instrument, Case Credit sells an identical cap, concurrent with the cap purchase, to the same counterparty. This effectively minimizes the overall expense to Case Credit, meets the requirements of the Liquidity Facility and eliminates any risk of financial loss on the purchased cap. The defined term of the cap is approximately 48 months. At December 31, 1996, Case Credit had a back-to-back cap at a rate of 7.00% at a notional amount of approximately $98 million. At December 31, 1995, Case Credit had back-to-back caps at rates of 7.25% and 7.50%, at notional amounts of approximately $190 million and $60 million, respectively.

 Treasury Rate Lock Agreements

  A Treasury rate lock is a commitment to either purchase or sell the designated financial instrument at a future date (the determination date) for a specified price (the reference yield). The purpose of this instrument is to protect the issuance of fixed-rate debt from fluctuations in the yield of the Treasury Note that forms the basis of pricing the debt. As of December 31, 1996, the Company had no Treasury rate locks outstanding. As of December 31, 1995, the Company entered into $50 million of Treasury rate locks based on a seven-year Treasury Note at a yield of 5.6% at the time. These rate locks were settled in February 1996.

                               CASE CORPORATION

 Guarantees

  At December 31, 1996, Case had guaranteed payment and performance of approximately $18 million primarily related to performance bonds and letters of credit.

NOTE 12: INCOME TAXES

  Until June 23, 1994, the income and expense of the Case Business' domestic subsidiaries and certain foreign operations were included in the tax returns of other Tenneco entities. In accordance with tax sharing agreements, any benefit to or liability incurred by Tenneco from such inclusion was to be reimbursed to or paid by the Case Business. Tax benefits that were not reimbursed by Tenneco in the current year were offset against deferred tax liabilities.

  Effective June 23, 1994 (the date of the Reorganization), the tax basis of the assets and liabilities transferred to Case were adjusted to reflect fair market value. Also on June 23, 1994, Tenneco realized a previously unrecognized tax benefit on its investment in Case. A portion of the benefit, amounting to approximately $120 million, was allocated to the Case Business in accordance with the tax sharing agreement and was reflected as a reduction in the tax provision and intercompany payable to Tenneco. The adjustment of deferred taxes to reflect the revised tax values was not significant. Subsequent to June 23, 1994, Case's results are no longer included in the tax returns of Tenneco entities. As a result, management evaluated the realizability of the deferred tax assets and determined it was not more likely than not that certain deferred tax assets would be realized. As a result, a valuation reserve of approximately $120 million was established.

  Case and Tenneco entered into a tax sharing agreement covering indemnification for all periods before the Reorganization.

  The sources of income before taxes and cumulative effect of changes in accounting principles and extraordinary loss were as follows (in millions):

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                                 --------------
                                                                 1996 1995 1994
                                                                 ---- ---- ----
      U.S. sources.............................................. $389 $254 $191
      Foreign sources...........................................  145  173   67
                                                                 ---- ---- ----
      Income before taxes and cumulative effect of changes in
       accounting principles and extraordinary loss............. $534 $427 $258
                                                                 ==== ==== ====

  The provision for income taxes consisted of the following (in millions):

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                               ----------------
                                                               1996  1995  1994
                                                               ----  ----  ----
      Current:
        United States......................................... $124  $123  $121
        Foreign...............................................   29    44    50
        State.................................................   16    20    16
                                                               ----  ----  ----
          Total current.......................................  169   187   187
      Deferred:
        United States.........................................   27   (94)  (66)
        Foreign...............................................  (15)    1   (21)
        State.................................................    4   (13)   (7)
                                                               ----  ----  ----
          Total deferred......................................   16  (106)  (94)
                                                               ----  ----  ----
          Total tax provision................................. $185  $ 81  $ 93
                                                               ====  ====  ====

                               CASE CORPORATION

  Following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the tax provision reflected in the Statements of Income (in millions):

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                              -----------------
                                                              1996  1995   1994
                                                              ----  -----  ----
      Tax provision at U.S. Federal income tax rate.......... $187  $ 149  $ 90
      Foreign losses with no tax benefit.....................   10     25    10
      Reduction in valuation allowance.......................  (49)  (126)  (31)
      State taxes net of Federal benefit.....................   15      2     5
      Foreign income taxed at different rates................    6     20   --
      Other..................................................   16     11    19
                                                              ----  -----  ----
          Total tax provision................................ $185  $  81  $ 93
                                                              ====  =====  ====

  During 1996, 1995 and 1994, the Company generated income in certain jurisdictions that supported reductions in the valuation reserve.

  The components of the net deferred tax asset are as follows (in millions):

                                                                     DECEMBER
                                                                        31,
                                                                     ----------
                                                                     1996  1995
                                                                     ----  ----
      Deferred tax assets:
        Net income tax operating loss carryforwards................. $380  $384
        Restructuring costs.........................................   73   117
        Postretirement and postemployment benefits..................   58    51
        Sales returns and allowance reserves........................   62    61
        Warranty reserve............................................   41    56
        Other.......................................................  183   197
        Valuation reserve........................................... (429) (468)
                                                                     ----  ----
          Total deferred tax assets.................................  368   398
                                                                     ----  ----
      Deferred tax liabilities:
        Fixed assets--basis difference/depreciation.................  109   131
        Pension costs...............................................   22     8
        Purchase discounts..........................................   27    33
        Other.......................................................   39    49
                                                                     ----  ----
          Total deferred tax liabilities............................  197   221
                                                                     ----  ----
          Net deferred tax asset.................................... $171  $177
                                                                     ====  ====

  The valuation allowance for deferred tax assets decreased $39 million from December 31, 1995, to December 31, 1996. In 1996, the Company generated income in certain tax jurisdictions to support a decrease in the valuation reserve of $49 million. This reduction was offset by an increase in valuation reserves of $10 million, established for certain foreign losses for which management believes it is not more likely than not that such benefits will be realized. The valuation allowance for deferred tax assets decreased $101 million from December 31, 1994, to December 31, 1995. In 1995, the Company generated income in certain tax jurisdictions to support a decrease in the valuation reserve of $126 million. This was offset by an increase in valuation reserves of $25 million, established for certain foreign losses for which management believes it is not more likely than not that such benefits will be realized.

                               CASE CORPORATION

  The classification of the net deferred tax asset is as follows (in millions):

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
      Current deferred tax asset................................ $  188  $  200
      Long-term deferred tax asset..............................     27       6
      Current deferred tax liability............................    (11)     (8)
      Long-term deferred tax liability..........................    (33)    (21)
                                                                 ------  ------
          Net deferred tax asset................................ $  171  $  177
                                                                 ======  ======

  The tax benefits of significant foreign net tax operating loss carryforwards as of December 31, 1996, are as follows (in millions):

      Case France S.A.:
        Expires 1997 through 1999.......................................... $ 19
        Indefinite carryforward............................................  150
                                                                            ----
                                                                             169
      Case United Kingdom Limited:
        Indefinite carryforward............................................  140
      Case Spain S.A.:
        Expires 1997 through 2000..........................................   34
      Case do Brasil (Brazil):
        Indefinite carryforward............................................   22
      Other................................................................   15
                                                                            ----
          Total tax benefits of net tax operating loss carryforwards....... $380
                                                                            ====

  Case has recorded deferred tax assets in tax jurisdictions where the Company has been profitable as management believes it is more likely than not that such assets will be realizable. The Company continues to have valuation reserves in certain tax jurisdictions where net operating losses exist (particularly in the United Kingdom, France, Spain and Brazil). Realization of these deferred tax assets is dependent on generating future income; however, with the exception of France, none of these entities have displayed a consistent earnings trend. The amount of the deferred tax assets considered realizable could increase in the near term if future estimates of income are experienced.

  In 1996, the Company reversed a portion of its valuation reserve recorded for France as past and projected earnings warranted such a reversal. The Company has not reversed the France valuation reserve in total due to uncertainties as to future income based upon the European agricultural and construction markets.

NOTE 13: EMPLOYEE BENEFIT PLANS

 Defined Benefit Plans

  Case has various defined benefit plans that cover substantially all of its U.S. union and foreign employees. In connection with the Reorganization, Tenneco retained the accumulated pension benefit obligation and assets relating to all existing U.S. employees, deferred, vested, terminated employees and retirees as of June 23, 1994. Benefits are based on years of service and, for most salaried employees, on final average compensation. Case's funding policies are to contribute to the plans amounts necessary to satisfy the funding requirements as prescribed by the laws and regulations of each country. Plan assets consist principally of listed equity and fixed income securities.

                                CASE CORPORATION

  The funded status of the remaining plans, reconciled with amounts recognized in the Balance Sheets are as follows (in millions):

                                                       DECEMBER 31,
                                                ------------------------------
                                                 1996     1995    1996   1995
                                                -------  -------  -----  -----
                                                                   PLANS IN
                                                                     WHICH
                                                PLANS IN WHICH    ACCUMULATED
                                                 ASSETS EXCEED     BENEFITS
                                                  ACCUMULATED       EXCEED
                                                   BENEFITS         ASSETS
                                                ----------------  ------------
Actuarial present value of benefit obligation
 at measurement date,
 September 30:
  Vested benefit obligation.................... $   334  $   275  $ 139  $ 125
  Non-vested benefit obligation................     --         1     15     10
                                                -------  -------  -----  -----
Accumulated benefit obligation.................     334      276    154    135
Additional amounts related to projected salary
 increases.....................................      10        8     13     16
                                                -------  -------  -----  -----
Projected benefit obligation...................     344      284    167    151
Plan assets at fair value at measurement date..     456      361     21      9
                                                -------  -------  -----  -----
Plan assets in excess of (less than) total
 projected benefit obligation at
 measurement date..............................     112       77   (146)  (142)
  Contributions after measurement date but
   before reporting date.......................     --         1      3      3
  Unrecognized prior service cost..............      32       42     13     17
  Unrecognized net (gain) loss resulting from
   plan experience and
   changes in actuarial assumptions............     (21)       1      6     (1)
  Remaining unrecognized net obligation (asset)
   at initial application......................      (5)      (6)     1      1
  Additional minimum liability.................     --       --     (16)    (8)
                                                -------  -------  -----  -----
    Total prepaid (accrued) pension cost....... $   118  $   115  $(139) $(130)
                                                =======  =======  =====  =====


  Net pension costs consist of the following components (in millions):

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                               ----------------
                                                               1996  1995  1994
                                                               ----  ----  ----
Service cost-benefits earned during the year.................. $ 15  $ 13  $ 18
Interest cost on projected benefit obligation.................   37    33    65
Expected return on plan assets:
  Actual return...............................................  (65)  (43)  (60)
  Deferral of gain (loss).....................................   28    11    (7)
Net amortization of unrecognized amounts......................   11    13    15
                                                               ----  ----  ----
    Total net pension cost.................................... $ 26  $ 27  $ 31
                                                               ====  ====  ====

  The following assumptions were utilized in determining the funded status of the plans:

                                             YEARS ENDED DECEMBER 31,
                                     --------------------------------------------
                                         1996           1995           1994
                                     -------------- -------------- --------------
                                     U.S.   FOREIGN U.S.   FOREIGN U.S.   FOREIGN
                                     PLANS   PLANS  PLANS   PLANS  PLANS   PLANS
                                     -----  ------- -----  ------- -----  -------
Weighted-average discount rates..... 7.75%   8.10%  7.75%   8.30%   8.25%   8.70%
Rate of increase in future
 compensation....................... N.A.    5.70%  N.A.    5.60%   N.A.    6.70%
Weighted-average long-term rates of
 return on plan assets.............. 9.00%   9.40%  9.00%   9.70%  10.00%  10.00%

                               CASE CORPORATION

 Defined Contribution Plans

  Case has various defined contribution plans that cover certain U.S. and foreign employees. At the time of the Reorganization, the Company adopted a money purchase pension plan and a profit sharing plan pursuant to the Internal Revenue Code for its U.S. salaried employees. Annually, the Company contributes to the money purchase pension plan an amount equal to 4% of each participant's eligible compensation, which amounted to $7 million, $6 million and $3 million for 1996, 1995 and 1994, respectively. Effective December 31, 1996, the Company merged the money purchase pension plan into the profit sharing plan. The Company currently intends to continue the 4% contribution previously made under the money purchase pension plan as a profit sharing contribution under the profit sharing plan. Under the profit sharing plan, certain salaried participants may make pre-tax contributions of up to 8% of base compensation. The Company will match 100% of a participant's contribution. This matching contribution may be made in Common Stock of the Company, and the Company has reserved 4.7 million shares of Common Stock for this purpose. During 1996, 1995 and 1994, the Company contributed $11 million, $10 million and $5 million, respectively, of Common Stock to the profit sharing plan. Subject to the Company's operating results, the Company may make additional contributions to the profit sharing plan.

NOTE 14: POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

 Postretirement Benefits

  Case has postretirement health and life insurance plans that cover substantially all of its U.S. and Canadian employees. For U.S. salaried employees, the plans cover employees retiring from Case on or after attaining age 55 who have had at least 10 years of service with Case after attaining age
45. The salaried plans were amended during 1993 to reduce the cost of providing future benefits. Canadian salaried employees with seven or more years of consecutive service are covered under the plans upon retirement. For U.S. and Canadian hourly employees, the plans generally cover employees who retire pursuant to their respective hourly plans. These benefits may be subject to deductibles, copayment provisions and other limitations, and Case has reserved the right to change these benefits, subject to the provisions of any collective bargaining agreement.

  Effective January 1, 1995, for its foreign operations, Case adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires employers to account for the cost of these postretirement benefits on the accrual basis rather than on the "pay-as-you-go" basis, which was Case's previous practice. Case elected to recognize this change in accounting principle on the cumulative catch-up basis. The effect on 1995 income of immediately recognizing the transaction obligation was $9 million on a pre-tax and after-tax basis.

  Pursuant to the Reorganization Agreement, Tenneco retained the accumulated postretirement health and life insurance benefit obligations relating to all U.S. employees who retired on or before July 1, 1994, and their dependents.

  The net periodic postretirement benefit cost included the following components (in millions):

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                                 ---------------
                                                                 1996 1995  1994
                                                                 ---- ----  ----
Service cost for benefits earned during the year................ $ 6  $ 4   $ 4
Interest cost on accumulated postretirement benefit obligation..  15    7    16
Amortization of other unrecognized amounts......................   4   (1)   (5)
                                                                 ---  ---   ---
Net periodic postretirement benefit cost........................ $25  $10   $15
                                                                 ===  ===   ===

                               CASE CORPORATION

  As a result of the plans being unfunded, the liability of the plans was as follows (in millions):

                                                                   DECEMBER
                                                                      31,
                                                                  ------------
                                                                  1996   1995
                                                                  -----  -----
Actuarial present value of accumulated postretirement benefit obligation at measurement date, September 30:
  Retirees....................................................... $  29  $   9
  Fully eligible active plan participants........................    50     34
  Other active plan participants.................................   113    100
                                                                  -----  -----
    Total accumulated postretirement benefit obligation..........   192    143
Plan assets at fair value at measurement date....................   --     --
                                                                  -----  -----
Accumulated postretirement benefit obligation in excess of plan assets at measurement date......................................  (192)  (143)
Unrecognized reduction of prior service obligations resulting
 from plan amendments............................................    (3)    (3)
Unrecognized net loss resulting from plan experience and changes
 in actuarial assumptions........................................    80     48
                                                                  -----  -----
    Total accrued postretirement benefit cost.................... $(115) $ (98)
                                                                  =====  =====

  The weighted-average assumed health care cost trend rate used in determining the 1996 and 1995 accumulated postretirement benefit obligation covering U.S. employees was 7% and 8% for indemnity and 6% for managed care participants, respectively, both declining to 5.5% in 1998 and remaining at that level thereafter. The weighted-average assumed health care cost trend rate used in determining the 1996 accumulated postretirement benefit obligation related to the Canadian employees was 12%, declining to 7% in 2002 and remaining at that level thereafter.

  Increasing the assumed health care cost trend by one percentage point in each year would increase the total accumulated postretirement benefit obligation as of September 30, 1996 and 1995, by approximately $35 million and $31 million, respectively, and would increase the aggregate of the service cost and interest cost components of the net postretirement benefit cost by approximately $4 million in 1996 and 1995, and by approximately $2 million in 1994.

  The discount rate (which is based on long-term market rates) used in determining the 1996 and 1995 accumulated postretirement benefit obligation covering the U.S. employees was 7.75%. The discount rate used in determining the 1996 and 1995 accumulated postretirement benefit obligation related to the Canadian employees was 8.5%.

 Postemployment Benefits

  Effective January 1, 1994, Case adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires employers to recognize the cost of benefits provided to former or inactive employees after employment but before retirement when it is probable that a benefit will be provided. Such benefits include disability and continuation of health care benefits. The impact of adopting SFAS No. 112 was reported as a cumulative catch-up adjustment of $29 million (after tax) during the first quarter of 1994.

NOTE 15: COMMITMENTS AND CONTINGENCIES

 Environmental

  Case has received and from time to time receives inquiries and/or notices of potential liability at multiple sites ("Waste Sites") that are the subject of remedial activities under Federal or state environmental laws and

                               CASE CORPORATION

Case may be required to share in the cost of clean-up. Case is also involved in remediating a number of other sites, including certain of its currently and formerly operated facilities or those assumed through corporate acquisitions. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations. All available evidence is considered, including prior experience in remediation of contaminated sites, other parties' share of liability at the Waste Sites and their ability to pay and data concerning the Waste Sites released by the U.S. Environmental Protection Agency or other organizations. These liabilities are included in the accompanying Balance Sheets at their undiscounted amounts. Recoveries are evaluated separately from the liability and, if appropriate, are recorded separately from the associated liability in the accompanying Balance Sheets.

  Based upon information currently available, management estimates potential environmental remediation, decommissioning, restoration, monitoring and other closure costs associated with current or formerly owned or operated facilities to be in the range of $22 million to $42 million, including Case's estimated share at the Waste Sites. As of December 31, 1996, environmental reserves of approximately $34 million had been established to address these specific estimated potential liabilities. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on Case's financial position or results of operations.

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

                               CASE CORPORATION

 Commitments

  Minimum rental commitments at December 31, 1996, under non-cancelable operating leases with lease terms in excess of one year are as follows (in millions):

             1997.................................  $14
             1998.................................   10
             1999.................................    6
             2000.................................    4
             2001.................................    3
             2002 and thereafter..................   17
                                                    ---
                 Total minimum rental commitments.  $54
                                                    ===

  Commitments under capital leases are not significant to the financial statements. Total rental expense for all operating leases was $36 million, $35 million and $33 million for the years ended December 31, 1996, 1995 and 1994, respectively.

  In connection with a supply agreement with Consolidated Diesel Company, a joint venture that is 50% owned by Case, the Company is required to purchase engine products in amounts to provide for the recovery of specified fixed and variable costs of the joint venture. Under this agreement, Case purchased engine products totaling $154 million, $138 million and $121 million in 1996, 1995 and 1994, respectively, with future minimum purchases (representing only fixed costs) of $11 million in 1997, $10 million in 1998, $11 million in 1999, $11 million in 2000, $10 million in 2001, and $66 million in the aggregate, in subsequent years.

                                CASE CORPORATION

NOTE 16: UNAUDITED PRO FORMA STATEMENT OF INCOME

  The unaudited Pro forma Statement of Income has been prepared as if the Reorganization and Initial Offering had occurred as of January 1, 1994.

                                               YEAR ENDED DECEMBER 31, 1994
                                             ---------------------------------
                                             HISTORICAL ADJUSTMENTS  PRO FORMA
                                             ---------- -----------  ---------
                                              (IN MILLIONS EXCEPT PER SHARE
                                                          DATA)
Revenues:
  Net sales................................    $4,262      $--        $4,262
  Interest income and other................       143       (41)(a)      130
                                                             28 (b)
                                               ------      ----       ------
                                                4,405       (13)       4,392
Costs and Expenses:
  Cost of goods sold.......................     3,260       (12)(c)    3,246
                                                             (2)(d)
  Selling, general and administrative......       576         6 (b)      582
  Research, development and engineering....       127       --           127
  Restructuring credit.....................       (16)      --           (16)
  Interest expense.........................       160       (41)(a)      167
                                                             29 (b)
                                                             19 (e)
  Other, net...............................        40       (10)(f)       32
                                                              2 (g)
                                               ------      ----       ------
                                                4,147        (9)       4,138
Income before taxes and cumulative effect
 of changes in accounting principles and
 extraordinary loss........................       258        (4)         254
Income tax provision.......................        93        (2)(h)       91
                                               ------      ----       ------
Income before cumulative effect of changes
 in accounting principles and extraordinary
 loss......................................       165        (2)         163
Cumulative effect of changes in accounting
 principles................................       (29)      --           (29)
Extraordinary loss.........................        (5)      --            (5)
                                               ------      ----       ------
    Net income.............................    $  131      $ (2)      $  129
                                               ======      ====       ======
Preferred stock dividends..................                                7(i)
                                                                      ------
    Net income to common...................                           $  122
                                                                      ======
Net income per share of common stock.......                           $ 1.74(j)
                                                                      ======

                NOTES TO UNAUDITED PRO FORMA STATEMENT OF INCOME

(a) Reflects the elimination of earned finance charges, interest expense and other costs and expense related to approximately $1.1 billion of U.S. retail receivables retained by a subsidiary of Tenneco.
(b) Reflects accumulation of new U.S. retail receivables since January 1, 1994, including earned finance charges, interest expense and other related costs and expenses.
(c) Reflects the reduction of postretirement health and life insurance benefit expense as a result of the retention by Tenneco of such liabilities provided under Case's welfare plan to Case's retirees in the United States and current employees in the United States who retired on or before July 1, 1994, and their dependents.

                               CASE CORPORATION

(d) Reflects the net reduction of pension expense as a result of the retention by Tenneco of pension liabilities for existing employees and retirees as of June 23, 1994.
(e) Recognizes the net increase in interest expense (exclusive of retail receivable financing) resulting from increased borrowings. For pro forma purposes, the assumed interest rate is 7% on the credit facilities; interest on the subordinated notes is accrued at the per annum rate of 10 1/2%.
(f) Reflects a servicing fee charged by Case for servicing the U.S. retail notes receivable retained by a subsidiary of Tenneco. Such fee is equal to 2% per annum of the average amount of receivables outstanding during each month.
(g) Reflects the amortization of deferred financing costs related to the credit facilities over a five-year period.
(h) Adjusts the tax provision to reflect the impact of the above pro forma adjustments.
(i) Dividends on preferred stock are accumulated at $4.50 per annum on the Series A Cumulative Convertible Preferred Stock and $4.25 per annum on the Cumulative Convertible Second Preferred Stock.
(j) Earnings per common share is computed assuming 70 million common shares outstanding and payment of preferred stock dividends for periods prior to June 24, 1994.

NOTE 17: EARNINGS PER SHARE OF COMMON STOCK

  Earnings per share of Common Stock for 1996 and 1995 are based upon actual results. Pro forma earnings per share of Common Stock for 1994 are based upon pro forma earnings, calculated as if the Reorganization and Initial Offering had occurred as of January 1, 1994, assuming 70 million common shares issued and outstanding.

  Earnings per average share of Common Stock (in millions except per share data):

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                        ----------------------
                                                         1996    1995    1994
                                                        ------  ------  ------
Primary
  Net earnings after preferred stock dividends and
   before cumulative effect of changes in accounting
   principles and extraordinary loss................... $ 4.61  $ 4.72  $ 2.22
  Cumulative effect of changes in accounting
   principles..........................................    --    (0.12)  (0.41)
  Extraordinary loss...................................  (0.44)    --    (0.07)
                                                        ------  ------  ------
  Net earnings per share of common stock............... $ 4.17  $ 4.60  $ 1.74
                                                        ======  ======  ======
  Average common and common equivalent shares
   outstanding.........................................     74      72      70
Fully Diluted
  Net earnings before cumulative effect of changes in
   accounting principles and extraordinary loss........ $ 4.48  $ 4.56    N.A.
  Cumulative effect of changes in accounting
   principles..........................................    --    (0.12)   N.A.
  Extraordinary loss...................................  (0.42)    --     N.A.
                                                        ------  ------  ------
  Net earnings per share of common stock............... $ 4.06  $ 4.44    N.A.
                                                        ======  ======  ======
  Average common and common equivalent shares
   outstanding.........................................     78      76    N.A.

  For the year ended December 31, 1994, the pro forma fully diluted earnings per common share computation is antidilutive.

                               CASE CORPORATION

NOTE 18: QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 FIRST  SECOND   THIRD  FOURTH
                                                QUARTER QUARTER QUARTER QUARTER
                                                ------- ------- ------- -------
                                                 (IN MILLIONS EXCEPT PER SHARE
                                                             DATA)
1996
  Revenues..................................... $1,171  $1,466  $1,199  $1,573
  Gross profit (a).............................    216     300     220     294
  Income before cumulative effect of changes in
   accounting principles and extraordinary
   loss........................................     75     110      62     102
  Net income...................................     53     110      51     102
  Income per common share after preferred stock
   dividends and before cumulative effect of
   changes in accounting principles and
   extraordinary loss.......................... $ 1.00  $ 1.47  $ 0.81  $ 1.33
  Net income per common share..................   0.70    1.47    0.66    1.33
1995
  Revenues..................................... $1,178  $1,418  $1,182  $1,327
  Gross profit (a).............................    230     297     212     263
  Income before cumulative effect of changes in
   accounting principles and extraordinary
   loss........................................     70     110      88      78
  Net income...................................     61     110      88      78
  Income per common share after preferred stock
   dividends and before cumulative effect of
   changes in accounting principles and
   extraordinary loss.......................... $ 0.96  $ 1.53  $ 1.19  $ 1.05
  Net income per common share..................   0.83    1.53    1.19    1.05

--------
(a) Gross profit is defined as net sales less cost of goods sold and research, development and engineering expenses.

NOTE 19: GEOGRAPHICAL AREA INFORMATION

  Case is engaged in the sale of products for export from the United States. Such sales are reflected in the table below (in millions):

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                                  --------------
                                                                  1996 1995 1994
                                                                  ---- ---- ----
      Canada..................................................... $336 $258 $268
      European Community.........................................  193  154   97
      Other Foreign..............................................  378  203  163
                                                                  ---- ---- ----
          Total export sales..................................... $907 $615 $528
                                                                  ==== ==== ====

                                CASE CORPORATION

                   NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

  The following highlights Case's operations by geographic area (in millions):

                                                             RECLASSES
                            UNITED         EUROPE    OTHER      AND
                            STATES CANADA COMMUNITY FOREIGN ELIMINATIONS TOTAL
                            ------ ------ --------- ------- ------------ ------
At December 31, 1996, and
 for the year then ended:
Net sales:
  External................. $2,767  $442   $1,551    $416     $   --     $5,176
  Intergeographical
   area(s).................    656   106      238       4      (1,004)      --
                            ------  ----   ------    ----     -------    ------
    Total net sales........  3,423   548    1,789     420      (1,004)    5,176
Interest income............    194    33        4      17         (15)      233
                            ------  ----   ------    ----     -------    ------
    Total revenues......... $3,617  $581   $1,793    $437     $(1,019)   $5,409
                            ======  ====   ======    ====     =======    ======
Income (loss) before taxes
 and cumulative effect of
 changes in accounting
 principles and
 extraordinary loss........ $  518  $ 52   $   71    $ 23     $  (130)   $  534
                            ======  ====   ======    ====     =======    ======
Identifiable assets........ $4,560  $679   $1,510    $525     $(1,278)   $5,996
Investment in joint
 ventures..................     59   --         1       3         --         63
                            ------  ----   ------    ----     -------    ------
    Total assets........... $4,619  $679   $1,511    $528     $(1,278)   $6,059
                            ======  ====   ======    ====     =======    ======
At December 31, 1995, and
 for the year then ended:
Net sales:
  External................. $2,809  $390   $1,484    $254     $   --     $4,937
  Intergeographical
   area(s).................    459    67      272     --         (798)      --
                            ------  ----   ------    ----     -------    ------
    Total net sales........  3,268   457    1,756     254        (798)    4,937
Interest income............    142    18        6      13         (11)      168
                            ------  ----   ------    ----     -------    ------
    Total revenues......... $3,410  $475   $1,762    $267     $  (809)   $5,105
                            ======  ====   ======    ====     =======    ======
Income (loss) before taxes
 and cumulative effect of
 changes in accounting
 principles and
 extraordinary loss........ $  377  $ 69   $   84    $ 20     $  (123)   $  427
                            ======  ====   ======    ====     =======    ======
Identifiable assets........ $4,213  $552   $1,127    $327     $  (815)   $5,404
Investment in joint
 ventures..................     65   --       --      --          --         65
                            ------  ----   ------    ----     -------    ------
    Total assets........... $4,278  $552   $1,127    $327     $  (815)   $5,469
                            ======  ====   ======    ====     =======    ======
At December 31, 1994, and
 for the year then ended:
Net sales:
  External................. $2,426  $398   $1,164    $274     $   --     $4,262
  Intergeographical
   area(s).................    421    34      278     --         (733)      --
                            ------  ----   ------    ----     -------    ------
    Total net sales........  2,847   432    1,442     274        (733)    4,262
Interest income............    132     7        6      15         (17)      143
                            ------  ----   ------    ----     -------    ------
    Total revenues......... $2,979  $439   $1,448    $289     $  (750)   $4,405
                            ======  ====   ======    ====     =======    ======
Income (loss) before taxes
 and cumulative effect of
 changes in accounting
 principles and
 extraordinary loss........ $  175  $ 47   $   35    $ 20     $   (19)   $  258
                            ======  ====   ======    ====     =======    ======
Identifiable assets........ $3,677  $470   $1,040    $296     $  (510)   $4,973
Investment in joint
 ventures..................     79   --       --      --          --         79
                            ------  ----   ------    ----     -------    ------
    Total assets........... $3,756  $470   $1,040    $296     $  (510)   $5,052
                            ======  ====   ======    ====     =======    ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

  Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," have been omitted from this report inasmuch as the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on May 14, 1997, at which meeting the stockholders will vote upon the election of directors. The information under the captions "Election of Directors," "Stock Ownership," "Executive Officer Compensation" (other than the subsection titled "Compensation Committee Report on Executive Officer Compensation"), and "Certain Relationships and Transactions" in such definitive Proxy Statement are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                    FINANCIAL STATEMENTS INCLUDED IN ITEM 8

  See "Index to Financial Statements of Case Corporation and Consolidated Subsidiaries" set forth in Item 8, "Financial Statements and Supplementary Data."

        INDEX TO FINANCIAL STATEMENTS AND SCHEDULE INCLUDED IN ITEM 14

 Schedule of the Company and Consolidated Subsidiaries--
                                                                           PAGE
                                                                           ----
                --Valuation and qualifying accounts--three years ended
    Schedule II December 31, 1996........................................  67

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

        Schedule I   --Condensed financial information of
                     registrant
        Schedule III --Real estate and accumulated depreciation
        Schedule IV  --Mortgage loans on real estate
        Schedule V   --Supplemental Information Concerning
                      Property--Casualty Insurance Operations

                                                                    SCHEDULE II

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                      AND
         THE FARM AND CONSTRUCTION EQUIPMENT BUSINESS OF TENNECO INC.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                  (MILLIONS)

                                               ADDITIONS
                                           -----------------
                                  BALANCE  CHARGED
                                    AT     TO COSTS CHARGED             BALANCE
                                 BEGINNING   AND    TO OTHER            AT END
          DESCRIPTION             OF YEAR  EXPENSES ACCOUNTS DEDUCTIONS OF YEAR
          -----------            --------- -------- -------- ---------- -------
Allowance for doubtful accounts
 receivable:
  Year ended December 31, 1996.    $(74)     $ (3)    $--       $-- (a)  $(77)
                                   ====      ====     ====      ====     ====
  Year ended December 31, 1995.    $(80)     $--      $--       $  6(b)  $(74)
                                   ====      ====     ====      ====     ====
  Year ended December 31, 1994.    $(71)     $(23)    $--       $ 14(c)  $(80)
                                   ====      ====     ====      ====     ====

--------
(a) Reflects a $3 million reversal of reserves (as such reserves were deemed to be no longer required), offset by the impact of exchange rate changes of $(1) million and a $(2) million increase resulting from the acquisition of businesses.
(b) Deductions reflect a $5 million reversal of reserves (as such reserves were deemed to be no longer required), write-offs, net of recoveries of $4 million, the impact of exchange rate changes of $(2) million and other items of $(1) million.
(c) Deductions in 1994 primarily reflect write-offs, net of recoveries.

                                   EXHIBITS

  A list of the exhibits included as part of this Form 10-K is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

                              REPORTS ON FORM 8-K

  Case Corporation did not file any current reports on Form 8-K during its fiscal quarter ended December 31, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Case Corporation

                                                 /s/ Jean-Pierre Rosso
                                          By___________________________________
                                               Chairman, President and Chief
                                                     Executive Officer

Date: March 14, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                  SIGNATURE                            TITLE
                  ---------                            -----
          /s/ Jean-Pierre Rosso
 -------------------------------------------
              Jean-Pierre Rosso              Chairman, President and
                                              Chief Executive Officer
                                              (Principal Executive
                                              Officer and Director)
         /s/ Theodore R. French
 -------------------------------------------
             Theodore R. French              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)
            /s/ Mark Andrews
 -------------------------------------------
                Mark Andrews                 Director
          /s/ Jeffery T. Grade
 -------------------------------------------
              Jeffery T. Grade               Director
         /s/ Katherine M. Hudson
 -------------------------------------------
             Katherine M. Hudson             Director
            /s/ Dana G. Mead
 -------------------------------------------
                Dana G. Mead                 Director
          /s/ Gerald Rosenfeld
 -------------------------------------------
              Gerald Rosenfeld               Director
        /s/ Theodore R. Tetzlaff
 -------------------------------------------
            Theodore R. Tetzlaff             Director
           /s/ Thomas N. Urban
 -------------------------------------------
               Thomas N. Urban               Director

Date: March 14, 1997

                               INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
   NUMBER                  DESCRIPTION OF EXHIBITS                    PAGES
  -------                  -----------------------                 ------------
    2       --Reorganization Agreement dated as of June 23,
             1994, among Case Equipment Corporation, Case Corpo-
             ration and Tenneco Inc. (Filed as Exhibit 2 to the
             Company's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1995, and incorporated
             herein by reference).
    3(a)(1) --Certificate of Incorporation of Case Equipment
             Corporation. (Filed as Exhibit (3)(a)(1) to Amend-
             ment No. 4 to the Company's Registration Statement
             No. 33-78148 and incorporated herein by reference).
    3(a)(2) --Certificate of Designation, Preferences and Rights
             of Series A Cumulative Convertible Preferred Stock.
             (Filed as Exhibit (3)(a)(2) to the Company's Regis-
             tration Statement No. 33-78148, and incorporated
             herein by reference).
    3(a)(3) --Certificate of Designation, Preferences and Rights
             of Cumulative Convertible Second Preferred Stock.
             (Filed as Exhibit (3)(a)(3) to the Company's Regis-
             tration Statement No. 33-78148, and incorporated
             herein by reference).
    3(a)(4) --Certificate of Amendment of Certificate of Incor-
             poration of Case Equipment Corporation. (Filed as
             Exhibit (3)(a)(4) to the Company's Registration
             Statement No. 33-82158, and incorporated herein by
             reference).
    3(a)(5) --Certificate of Designation, Preferences and Rights
             of Series A Junior Participating Preferred Stock.
             (Filed as Exhibit 1 to the Company's Current Report
             on Form 8-K dated December 12, 1995, and incorpo-
             rated herein by reference).
    3(b)    --By-Laws of Case Corporation, as amended and re-
             stated on October 2, 1996.
    4(a)    --Form of Certificate of Cumulative Convertible Sec-
             ond Preferred Stock. (Filed as Exhibit 4(c) to the
             Company's Annual Report on Form 10-K for the year
             ended December 31, 1994, as amended on Form 10-K/A
             dated April 6, 1995, and incorporated herein by
             reference).
    4(b)    --Indenture, dated as of July 31, 1995, between Case
             Corporation and The Bank of New York. (Filed as Ex-
             hibit 4(c) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended June 30, 1995, and
             incorporated herein by reference).
    4(c)    --Resolutions of the Board of Directors of Case Cor-
             poration authorizing the public offering of debt
             securities of the Company in an aggregate principal
             amount of up to $600,000,000. (Filed as Exhibit
             4(d) to the Company's Quarterly Report on Form 10-Q
             for the quarter ended June 30, 1995, and incorpo-
             rated herein by reference).
    4(d)    --Actions of the Authorized Officers of Case Corpo-
             ration authorizing the issuance of $300,000,000 ag-
             gregate principal amount of 7 1/4% Notes due August
             1, 2005. (Filed as Exhibit 4(e) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1995, and incorporated herein by refer-
             ence).

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
   NUMBER                  DESCRIPTION OF EXHIBITS                    PAGES
  -------                  -----------------------                 ------------
    4(e)    --Officer's Certificate and Company Order of Case
             Corporation executed in conjunction with the issu-
             ance of $300,000,000 aggregate principal amount of
             7 1/4% Notes due August 1, 2005. (Filed as Exhibit
             4(f) to the Company's Quarterly Report on Form 10-Q
             for the quarter ended June 30, 1995, and incorpo-
             rated herein by reference).
    4(f)    --Form of 7 1/4% Note due August 1, 2005. (Filed as
             Exhibit 4(b) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended June 30, 1995, and
             incorporated herein by reference).
    4(g)    --Actions of the Authorized Officers of Case Corpo-
             ration authorizing the issuance of $300,000,000 ag-
             gregate principal amount of 7 1/4% Notes due 2016.
             (Filed as Exhibit 4(d) to the Company's Current Re-
             port on Form 8-K dated January 16, 1996, and incor-
             porated herein by reference).
    4(h)    --Officer's Certificate and Company Order of Case
             Corporation executed in con- junction with the is-
             suance of $300,000,000 aggregate principal amount
             of 7 1/4% Notes due 2016. (Filed as Exhibit 4(e) to
             the Company's Current Report on Form 8-K dated Jan-
             uary 16, 1996, and incorporated herein by refer-
             ence).
    4(i)    --Form of 7 1/4% Note due 2016. (Filed as Exhibit
             4(b) to the Company's Current Report on Form 8-K
             dated January 16, 1996, and incorporated herein by
             reference).
    4(j)    --The Company hereby agrees to furnish to the Secu-
             rities and Exchange Commission, upon its request,
             the instruments with respect to certain indebted-
             ness issued by its subsidiaries, which indebtedness
             does not exceed 10% of the Company"s total consoli-
             dated assets.
   10(a)(1) --Revolving Credit and Guarantee Agreement, dated as of August 23, 1996, among Case Corporation, Case
             Canada Corporation/Corporation Case Canada, certain
             Foreign Subsidiary Borrowers from time to time par-
             ties thereto, the Lenders parties thereto, the Co-
             Agents and Lead Managers named therein, The Chase
             Manhattan Bank, as General Administrative Agent,
             and The Bank of Nova Scotia, as Canadian Adminis-
             trative Agent. (Filed as Exhibit 10(a) to the
             Company's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1996, and incorporated
             herein by reference).
   10(a)(2) --First Amendment, dated as of November 21, 1996, to the Revolving Credit and Guarantee Agreement, dated
             as of August 23, 1996, among Case Corporation, Case
             Canada Corporation/Corporation Case Canada, certain
             Foreign Subsidiary Borrowers from time to time par-
             ties thereto, the Lenders parties thereto, the Co-
             Agents and Lead Managers named therein, The Chase
             Manhattan Bank, as General Administrative Agent,
             and The Bank of Nova Scotia, as Canadian Adminis-
             trative Agent.
   10(b)(1) --Revolving Credit and Guarantee Agreement, dated as of August 23, 1996, among Case Credit Corporation,
             and certain foreign Subsidiaries from time to time
             parties thereto, the Lenders parties thereto, the
             Co-Agents and Lead Managers named therein, and The
             Chase Manhattan Bank, as Administrative Agent.
             (Filed as Exhibit 10(b) to the Company's Quarterly
             Report on Form 10-Q for the quarter ended September
             30, 1996, and incorporated herein by reference).
   10(b)(2) --First Amendment, dated as of November 21, 1996, to the Revolving Credit and Guarantee Agreement dated
             as of August 23, 1996, among Case Credit Corpora-
             tion, certain Foreign Subsidiary Borrowers from
             time to time parties thereto, the Lenders parties
             thereto, the Co-Agents and Lead Managers named
             therein, and The Chase Manhattan Bank, as Adminis-
             trative Agent.

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
   NUMBER                  DESCRIPTION OF EXHIBITS                    PAGES
  -------                  -----------------------                 ------------
   10(c)(1) --Revolving Credit Agreement, dated as of August 23,
             1996, among Case Credit Ltd., the Lenders parties
             thereto, Canadian Imperial Bank of Commerce, as Co-
             Agent, and The Bank of Nova Scotia, as Administra-
             tive Agent. (Filed as Exhibit 10(c) to the
             Company's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1996, and incorporated
             herein by reference).
   10(c)(2) --First Amendment, dated as of November 21, 1996, to the Revolving Credit Agreement, dated as of August
             23, 1996, among Case Credit Ltd., the Lenders par-
             ties thereto, the Canadian Imperial Bank of Com-
             merce, as Co-Agent, and The Bank of Nova Scotia, as
             Administrative Agent.
   10(d)(1) --Banking Facilities extended to Case Corporation
             Pty Ltd by the National Australia Bank, dated as of
             February 15, 1996. (Filed as Exhibit 10(d) to the
             Company's Annual Report on Form 10-K for the year
             ended December 31, 1995, and incorporated herein by
             reference.)
   10(d)(2) --Letter of Amendment to Banking Facilities extended to Case Corporation Pty Ltd by the National Austra-
             lia Bank, dated as of October 22, 1996.
   10(d)(3) --Deed of Amendment and Acknowledgment, dated Febru-
             ary 17, 1997, to the Banking Facilities extended to
             Case Corporation Pty Ltd by the National Australia
             Bank, dated as of February 15, 1996.
   10(e)(1) --Banking Facilities extended to Case Credit Austra-
             lia Pty Ltd by the National Australia Bank, dated
             as of September 28, 1995. (Filed as Exhibit
             10(c)(2) to the Company's Quarterly Report on Form
             10-Q for the quarter ended September 30, 1995, and
             incorporated herein by reference).
   10(e)(2) --Deed of Amendment and Acknowledgment, dated Decem-
             ber 31, 1996, to the Banking Facilities extended to
             Case Credit Australia Pty Ltd by the National Aus-
             tralia Bank, dated as of September 28, 1995.
   10(f)(1) --Liquidity Agreement, dated as of June 23, 1994, among Case Equipment Loan Trust 1994-B, the Lenders
             named therein, the Co-Agents named therein, and
             Chemical Bank, as U.S. Administrative Agent. (Filed
             as Exhibit 10(a)(3) to the Company's Registration
             Statement No. 33-82158, and incorporated herein by
             reference).
   10(f)(2) --Second Amendment and Consent, dated as of August
             28, 1996, among Case Equipment Loan Trust 1994-B,
             the Lenders parties thereto, the Co-Agents named
             therein and The Chase Manhattan Bank, as Adminis-
             trative Agent, to the Liquidity Agreement, dated as
             of June 23, 1994, as previously amended, among Case
             Equipment Loan Trust 1994-B, the Lenders parties
             thereto, and The Chase Manhattan Bank, as Adminis-
             trative Agent. (Filed as Exhibit 10(d) to the
             Company's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1996, and incorporated
             herein by reference).
   10(g)    --Rights Agreement between Case Corporation and
             First Chicago Trust Company of New York, dated as
             of December 8, 1995. (Filed as Exhibit 1 to the
             Company's Form 8-K filed December 18, 1995, and in-
             corporated herein by reference).
  *10(h)(1) --Agreement dated May 4, 1995, between Jean-Pierre
             Rosso and Case Corporation. (Filed as Exhibit
             10(h)(1) to the Company's Annual Report on Form 10-
             K for the year ended December 31, 1995, and incor-
             porated herein by reference.)
  *10(h)(2) --Restructuring Retention Agreement dated June 7,
             1993, between Case Corporation and Steven G. Lamb.
             (Filed as Exhibit 10(c)(1) to the Company's Regis-
             tration Statement No. 33-78148, and incorporated
             herein by reference).

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
   NUMBER                  DESCRIPTION OF EXHIBITS                    PAGES
  -------                  -----------------------                 ------------
  *10(h)(3) --Restructuring Retention Agreement dated June 2,
             1993, between Case Corporation and Richard M.
             Christman. (Filed as Exhibit 10(c)(2) to the
             Company's Registration Statement No. 33-78148, and
             incorporated herein by reference).
  *10(h)(4) --Restructuring Retention Agreement dated June 1,
             1993, between Case Corporation and Theodore R.
             French. (Filed as Exhibit 10(c)(3) to the Company's
             Registration Statement No. 33-78148, and incorpo-
             rated herein by reference).
  *10(h)(5) --Agreement dated February 3, 1995, between Case
             Corporation and Richard S. Brennan. (Filed as Ex-
             hibit 10(h)(5) to the Company's Annual Report on
             Form 10-K for the year ended December 31, 1995, and
             incorporated herein by reference.)
  *10(i)    --Case Corporation Equity Incentive Plan.
  *10(j)    --Case Corporation Deferred Compensation Plan.
             (Filed as Exhibit 10(j) to the Company's Annual Re-
             port on Form 10-K for the year ended December 31,
             1995, and incorporated herein by reference.)
   10(k)    --Employee Benefits and Compensation Allocation
             Agreement dated as of June 23, 1994, among Case
             Equipment Corporation, Case Corporation and Tenneco
             Inc. (Filed as Exhibit 10(f) to the Company's Reg-
             istration Statement No. 33-82158, and incorporated
             herein by reference).
   10(l)    --Tax Sharing Agreement dated as of June 23, 1994,
             between Case Equipment Corporation and Tenneco Inc.
             (Filed as Exhibit 10(g) to the Company's Registra-
             tion Statement No. 33-82158, and incorporated
             herein by reference).
   10(m)    --Receivables Servicing Agreement dated as of June
             23, 1994, between Case Credit Corporation and
             Tenneco Credit Corporation. (Filed as Exhibit 10(h)
             to the Company's Registration Statement No. 33-
             82158, and incorporated herein by reference).
 **10(n)(1) --Restated Sponsors Agreement between Case Corpora-
             tion and Cummins Engine Company, Inc., dated Decem-
             ber 7, 1990, together with the Restated Partnership
             Agreement between Case Engine Holding Company, Inc.
             and Cummins Engine Holding Company, Inc., dated De-
             cember 7, 1990. (Filed as Exhibit 10(f) to Amend-
             ment No. 3 to the Company's Registration Statement
             No. 33-78148, and incorporated herein by refer-
             ence).
 **10(n)(2) --Agreement, dated as of September 29, 1995, among
             Cummins Engine Company, Inc., Case Corporation,
             Cummins Engine Holding Company, Inc. and Case CDC
             Holdings, Inc. (Filed as Exhibit 10(d) to the
             Company's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1995, and incorporated
             herein by reference).
 **10(o)    --Amended and Restated Contract Manufacturing Agree-
             ment dated as of March 7, 1995, among Case Corpora-
             tion, Link-Belt Construction Equipment Corporation
             and Sumitomo (S.H.I.) Construction Machinery Co.,
             Ltd. (Filed as Exhibit 4(c) to the Company's Annual
             Report on Form 10-K for the year ended December 31,
             1994, as amended on Form 10-K/A dated April 6,
             1995, and incorporated herein by reference).

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                  DESCRIPTION OF EXHIBITS                     PAGES
  -------                 -----------------------                  ------------
   10(p)   --Sponsors' Agreement dated as of October 21, 1987,
            by and between Hesston Corporation and J.I. Case
            Company (now Case Corporation), together with the
            General Partnership Agreement dated as of October
            21, 1987, by and between Hesston Ventures Corpora-
            tion and Case Ventures Corporation. (Filed as Ex-
            hibit 10(g) to Amendment No. 3 to the Company's Reg-
            istration Statement No. 33-78148, and incorporated
            herein by reference).
   11      --Computation of Pro Forma Earnings Per Share of Com-
            mon Stock.
   12      --Computation of Ratio of Earnings to Fixed Charges
            and Preferred Dividends.
   21      --Subsidiaries of Case Corporation.
   23      --The consent of Arthur Andersen LLP, Independent
            Public Accountants for Case Corporation (Milwaukee,
            Wisconsin).

--------
*Management contract or compensatory plan or arrangement.
**Confidential information contained in this agreement has been omitted from this filing and has been filed separately with the Securities and Exchange Commission.