Form 10-Q
period 1997-03-31
CASE CORP
filed 1997-05-06
CIK 922321

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

  Common Stock, par value $0.01 per share: 74,272,801 shares outstanding as of March 31, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Case Corporation and Consolidated Subsidiaries--
    Balance Sheets........................................................   2
    Statements of Income..................................................   3
    Statements of Cash Flows..............................................   4
    Statements of Changes in Stockholders' Equity.........................   5
    Notes to Financial Statements.........................................   6
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................   9
Part II--Other Information
  Item 1. Legal Proceedings...............................................  16
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  16

--------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                     PART I
                             FINANCIAL INFORMATION

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

    CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1997, AND DECEMBER 31, 1996
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                              CONSOLIDATED         CASE INDUSTRIAL          CASE CREDIT
                         ---------------------- ---------------------- ----------------------
                         MARCH 31, DECEMBER 31, MARCH 31, DECEMBER 31, MARCH 31, DECEMBER 31,
                           1997        1996       1997        1996       1997        1996
                         --------- ------------ --------- ------------ --------- ------------
         ASSETS
         ------
Current Assets:
 Cash and cash
  equivalents...........  $  104      $  116     $   69      $   99     $   35      $   17
 Accounts and notes
  receivable:
 Trade..................   1,777       1,674      1,333       1,302        444         372
 Affiliates.............     --          --           5           3         42          13
 Other..................      48          25         47          25          1         --
 Inventories............   1,189         988      1,189         988        --          --
 Deferred income taxes..     184         188        165         171         19          17
 Prepayments and other..      51          62         50          62          1         --
                          ------      ------     ------      ------     ------      ------
   Total current assets.   3,353       3,053      2,858       2,650        542         419
                          ------      ------     ------      ------     ------      ------
Long-Term Receivables...   1,188       1,361        174         309      1,002       1,036
Other Assets:
 Investments in joint
  ventures..............      67          63         67          63        --          --
 Investment in Case
  Credit................     --          --         281         240        --          --
 Goodwill and
  intangibles...........     297         306        297         306        --          --
 Other..................     296         269        186         185        122         100
                          ------      ------     ------      ------     ------      ------
   Total other assets...     660         638        831         794        122         100
                          ------      ------     ------      ------     ------      ------
Property, Plant and
 Equipment, at cost.....   2,028       2,075      2,024       2,072          4           3
 Accumulated
  depreciation..........  (1,057)     (1,068)    (1,056)     (1,067)        (1)         (1)
                          ------      ------     ------      ------     ------      ------
Net property, plant and
 equipment..............     971       1,007        968       1,005          3           2
                          ------      ------     ------      ------     ------      ------
   Total................  $6,172      $6,059     $4,831      $4,758     $1,669      $1,557
                          ======      ======     ======      ======     ======      ======
 LIABILITIES AND EQUITY
 ----------------------
Current Liabilities:
 Current maturities of
  long-term debt........  $    8      $    9     $    8      $    9     $  --       $  --
 Short-term debt........   1,113       1,002        244         173        869         829
 Accounts payable.......     598         578        622         564         23          30
 Restructuring
  liability.............     142         176        142         176        --          --
 Other accrued
  liabilities...........     727         778        686         735         41          43
                          ------      ------     ------      ------     ------      ------
   Total current
    liabilities.........   2,588       2,543      1,702       1,657        933         902
                          ------      ------     ------      ------     ------      ------
Long-Term Debt..........   1,154       1,119        699         704        455         415
Other Liabilities:
 Pension benefits.......     119         128        119         128        --          --
 Other postretirement
  benefits..............     120         115        120         115        --          --
 Other postemployment
  benefits..............      40          40         40          40        --          --
 Other..................     128         132        128         132        --          --
                          ------      ------     ------      ------     ------      ------
   Total other
    liabilities.........     407         415        407         415        --          --
                          ------      ------     ------      ------     ------      ------
Commitments and
 Contingencies (Note 6)
Minority Interest.......       1           1          1           1        --          --
Preferred Stock with
 Mandatory Redemption
 Provisions.............      77          77         77          77        --          --
Stockholders' Equity:
 Common Stock, $0.01 par
  value; authorized
 200,000,000 shares,
  issued 74,356,194,
 outstanding,
  74,272,801............       1           1          1           1        --          --
 Paid-in capital........   1,266       1,238      1,266       1,238        219         199
 Cumulative translation
  adjustment............     (48)        (14)       (48)        (14)        (7)         (6)
 Unearned compensation
  on restricted stock...     (19)         (9)       (19)         (9)       --          --
 Pension liability
  adjustment............      (4)         (4)        (4)         (4)       --          --
 Retained earnings......     751         693        751         693         69          47
 Treasury stock, 83,393
  shares, at cost.......      (2)         (1)        (2)         (1)       --          --
                          ------      ------     ------      ------     ------      ------
   Total stockholders'
    equity..............   1,945       1,904      1,945       1,904        281         240
                          ------      ------     ------      ------     ------      ------
   Total................  $6,172      $6,059     $4,831      $4,758     $1,669      $1,557
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

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                       CASE
                                    CONSOLIDATED    INDUSTRIAL     CASE CREDIT
                                    -------------  -------------  --------------
                                    THREE MONTHS   THREE MONTHS   THREE MONTHS
                                        ENDED          ENDED          ENDED
                                      MARCH 31,      MARCH 31,      MARCH 31,
                                    -------------  -------------  --------------
                                     1997   1996    1997   1996    1997    1996
                                    ------ ------  ------ ------  ------  ------
Revenues:
 Net sales......................... $1,176 $1,105  $1,176 $1,105  $   --  $   --
 Interest income and other.........     56     66      10     16      66      66
                                    ------ ------  ------ ------  ------  ------
                                     1,232  1,171   1,186  1,121      66      66
Costs and Expenses:
 Cost of goods sold................    910    844     910    844      --      --
 Selling, general and
  administrative...................    134    119     145    128       8       7
 Research, development and
  engineering......................     46     45      46     45      --      --
 Interest expense..................     39     40      18     23      22      17
 Other, net........................      8      4       4      4       4      --
                                    ------ ------  ------ ------  ------  ------
Income before taxes and
 extraordinary loss................     95    119      63     77      32      42
Income tax provision...............     31     44      21     28      10      16
                                    ------ ------  ------ ------  ------  ------
                                        64     75      42     49      22      26
Equity in income--Case Credit......     --     --      22     26      --      --
                                    ------ ------  ------ ------  ------  ------
Income before extraordinary loss...     64     75      64     75      22      26
Extraordinary loss.................     --    (22)     --    (22)     --      --
                                    ------ ------  ------ ------  ------  ------
Net income......................... $   64 $   53  $   64 $   53  $   22  $   26
                                    ====== ======  ====== ======  ======  ======
Preferred stock dividends..........      2      2
                                    ------ ------
Net income to common............... $   62 $   51
                                    ====== ======
Per share data:
 Primary earnings per share of
  common stock..................... $ 0.83 $ 0.70
                                    ====== ======
 Fully diluted earnings per share
  of common stock.................. $ 0.82 $ 0.69
                                    ====== ======



  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.
   Reference is made to Note 1 for definitions of "Case Industrial" and "Case
                                    Credit."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                     CASE
                                 CONSOLIDATED     INDUSTRIAL      CASE CREDIT
                                 --------------  --------------  --------------
                                 THREE MONTHS    THREE MONTHS    THREE MONTHS
                                     ENDED           ENDED           ENDED
                                   MARCH 31,       MARCH 31,       MARCH 31,
                                 --------------  --------------  --------------
                                  1997    1996    1997    1996    1997    1996
                                 ------  ------  ------  ------  ------  ------
Operating activities:
 Net income....................  $   64  $   53  $   64  $   53  $   22  $   26
 Adjustments to reconcile net
  income to net cash provided
  (used) by
  operating activities--
    Depreciation and
     amortization..............      40      30      35      30       5      --
    Deferred income tax expense
     (benefit).................      10      (3)     12      (3)     (2)     --
    (Gain) loss on disposal of
     fixed assets..............      (2)      2      (2)      2      --      --
    Extraordinary loss, after
     tax.......................      --      22      --      22      --      --
    Cash paid for
     restructuring.............     (24)    (18)    (24)    (18)     --      --
    Undistributed (earnings)
     loss of unconsolidated
     subsidiaries..............      (7)      1     (29)     (7)     --      --
    Changes in components of
     working capital--
       (Increase) decrease in
        receivables............    (173)   (209)    (99)   (225)   (105)     27
       (Increase) decrease in
        inventories............    (229)   (164)   (229)   (164)     --      --
       (Increase) decrease in
        prepayments and other
        current assets.........      10      (7)     11      (9)     (1)      2
       Increase (decrease) in
        payables...............      47      44      85      56      (8)    (23)
       Increase (decrease) in
        accrued liabilities....     (39)     (8)    (38)     (5)     (1)     (3)
    (Increase) decrease in
     long-term receivables.....     166     180     132     132      31      45
    Increase (decrease) in
     other liabilities.........       5       5       5       5      --      --
    Other, net.................     (31)     33      (3)     (2)    (24)     40
                                 ------  ------  ------  ------  ------  ------
    Net cash provided (used) by
     operating activities......    (163)    (39)    (80)   (133)    (83)    114
                                 ------  ------  ------  ------  ------  ------
Investing activities:
 Proceeds from sale of
  businesses and assets........       7      --       7      --      --      --
 Expenditures for property,
  plant and equipment..........     (18)    (15)    (17)    (15)     (1)     --
 Acquisitions and investments..      (8)    (17)     (8)    (17)     --      --
                                 ------  ------  ------  ------  ------  ------
    Net cash provided (used) by
     investing activities......     (19)    (32)    (18)    (32)     (1)     --
                                 ------  ------  ------  ------  ------  ------
Financing activities:
 Proceeds from issuance of
  long-term debt...............      --     500      --     300      --     200
 Payment of long-term debt.....      (2)   (353)     (2)   (353)     --      --
 Net increase (decrease) in
  short-term debt and revolving
  credit
  facilities...................     163    (161)     81     136      82    (297)
 Capital contributions.........      --      --     (20)     --      20      --
 Proceeds from issuance of
  common stock.................      13      30      13      30      --      --
 Dividends paid (common and
  preferred)...................      (5)     (5)     (5)     (5)     --     (20)
 Other, net....................       2      (1)      2      (1)     --      --
                                 ------  ------  ------  ------  ------  ------
    Net cash provided (used) by
     financing activities......     171      10      69     107     102    (117)
                                 ------  ------  ------  ------  ------  ------
Effect of foreign exchange rate
 changes on cash and cash
 equivalents...................      (1)     --      (1)     --      --      --
                                 ------  ------  ------  ------  ------  ------
Increase (decrease) in cash and
 cash equivalents..............  $  (12) $  (61) $  (30) $  (58) $   18  $   (3)
Cash and cash equivalents,
 beginning of period...........     116     132      99     117      17      15
                                 ------  ------  ------  ------  ------  ------
Cash and cash equivalents, end
 of period.....................  $  104  $   71  $   69  $   59  $   35  $   12
                                 ======  ======  ======  ======  ======  ======
Cash paid during the period for
 interest......................  $   54  $   53  $   28  $   38  $   26  $   15
                                 ======  ======  ======  ======  ======  ======
Cash paid during the period for
 taxes.........................  $   31  $   27  $   28  $    3  $    3  $   24
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

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                         CUMULATIVE                PENSION
                          COMMON PAID-IN TRANSLATION   UNEARNED   LIABILITY  RETAINED TREASURY
                          STOCK  CAPITAL ADJUSTMENT  COMPENSATION ADJUSTMENT EARNINGS  STOCK   TOTAL
                          ------ ------- ----------- ------------ ---------- -------- -------- ------
BALANCE. DECEMBER 31,
 1995...................   $ 1   $1,154     $(21)        $(10)       $(2)      $399     $(1)   $1,520
 Net income.............    --       --       --           --         --        316      --       316
 Dividends declared.....    --       --       --           --         --        (22)     --       (22)
 Translation adjustment.    --       --        7           --         --         --      --         7
 Capital contributions
  on stock issuance.....    --       84       --           --         --         --      --        84
 Recognition of
  compensation on
  restricted stock......    --       --       --            4         --         --      --         4
 Issuance of restricted
  stock.................    --       --       --           (3)        --         --      --        (3)
 Pension liability
  adjustment............    --       --       --           --         (2)        --      --        (2)
                           ---   ------     ----         ----        ---       ----     ---    ------
BALANCE, DECEMBER 31,
 1996...................     1    1,238      (14)          (9)        (4)       693      (1)    1,904
 Net income.............    --       --       --           --         --         64      --        64
 Dividends declared.....    --       --       --           --         --         (6)     --        (6)
 Translation adjustment.    --       --      (34)          --         --         --      --       (34)
 Capital contributions
  on stock issuance.....    --       17       --           --         --         --      --        17
 Recognition of
  compensation on
  restricted stock......    --       --       --            1         --         --      --         1
 Issuance of restricted
  stock.................    --       11                   (11)        --         --      --        --
 Acquisition of treasury
  stock.................    --       --       --           --         --         --      (1)       (1)
                           ---   ------     ----         ----        ---       ----     ---    ------
BALANCE, MARCH 31, 1997.   $ 1   $1,266     $(48)        $(19)       $(4)      $751     $(2)   $1,945
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

  In the opinion of management, the accompanying unaudited financial statements of Case Corporation and Consolidated Subsidiaries contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of March 31, 1997, and the results of operations, changes in stockholders' equity and cash flows for the periods indicated. Interim financial results are not necessarily indicative of operating results for an entire year.

  Certain reclassifications have been made to conform the prior years' financial statements to the 1997 presentation.

(2) EXTRAORDINARY LOSS

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

(3) INVENTORIES

  Inventories are stated at the lower of cost or market, generally using the first-in, first-out (FIFO) method. Inventory cost includes material, labor and overhead.

  Inventories consist of the following (in millions):

                                                         MARCH 31, DECEMBER 31,
                                                           1997        1996
                                                         --------- ------------
      Raw materials.....................................  $  211       $175
      Work-in-process...................................     159        147
      Finished goods....................................     819        666
                                                          ------       ----
         Total inventories..............................  $1,189       $988
                                                          ======       ====

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4) ASSET-BACKED SECURITIZATIONS

  In the first quarter of 1997, limited-purpose business trusts organized by Case Credit issued $830 million of asset-backed securities to outside investors, of which $180 million was issued pursuant to a private Canadian placement. Case Credit has sold $502 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. The remaining $328 million of retail notes will be sold to the trusts as receivables are acquired. The proceeds from the sale of retail notes were used to repay outstanding debt and to finance additional receivables. In the first quarter of 1996, limited-purpose business trusts organized by Case Credit issued asset-backed securities to outside investors totaling $625 million, selling $484 million of retail notes in connection with these issuances.

(5) INCOME TAXES

  On a consolidated basis, the Company's first quarter effective income tax rate of 33% was slightly lower than the U.S. statutory tax rate of 35% primarily due to reductions in the tax valuation reserves in certain foreign jurisdictions, research and development tax credits and recognition of tax benefits from the Company's foreign sales corporation, partially offset by state income taxes and foreign income taxed at different rates. In the first quarter of 1996, the effective tax rate of 37% was slightly higher than the U.S. statutory tax rate primarily due to state income taxes and foreign income taxed at different rates, partially offset by a reduction in the tax valuation reserve in certain foreign jurisdictions.

(6) COMMITMENTS AND CONTINGENCIES

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

(7) EARNINGS PER SHARE OF COMMON STOCK

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           -------------------
                                                             1997      1996
                                                           --------- ---------
Earnings per average share of Common Stock (shares in
 millions):
Primary
  Net earnings after preferred stock dividends and before
   extraordinary loss..................................... $    0.83 $    1.00
  Extraordinary loss......................................       --      (0.30)
                                                           --------- ---------
  Net earnings per share of common stock.................. $    0.83 $    0.70
                                                           ========= =========
  Average common and common equivalent shares outstanding.        75        73
Fully Diluted
  Net earnings before extraordinary loss.................. $    0.82 $    0.98
  Extraordinary loss......................................       --      (0.29)
                                                           --------- ---------
  Net earnings per share of common stock.................. $    0.82 $    0.69
                                                           ========= =========
  Average common and common equivalent shares outstanding.        79        77

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Case will adopt SFAS No. 128 effective for the year ending December 31, 1997. The pro forma impact of adopting SFAS No. 128 for the three months ended March 31, 1997 and 1996, is as follows:

                                                                PRO FORMA
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           -------------------
                                                             1997      1996
                                                           --------- ---------
Pro forma earnings per average share of Common Stock
 (shares in millions):
Basic
  Net earnings after preferred stock dividends and before
   extraordinary loss..................................... $    0.85 $    1.03
  Extraordinary loss......................................       --      (0.30)
                                                           --------- ---------
  Net earnings per share of common stock.................. $    0.85 $    0.73
                                                           ========= =========
  Average common shares outstanding.......................        73        71
Diluted
  Net earnings before extraordinary loss.................. $    0.82 $    0.98
  Extraordinary loss......................................       --      (0.29)
                                                           --------- ---------
  Net earnings per share of common stock.................. $    0.82 $    0.69
                                                           ========= =========
  Adjusted average common shares outstanding..............        79        77

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF RESULTS OF OPERATIONS

 First Quarter 1997 vs. First Quarter 1996

EARNINGS

  The Company recorded net income of $64 million for the first quarter of 1997, up 21% or $11 million over net income of $53 million for the first quarter of 1996. Primary earnings per share for the first quarter of 1997 was $.83 per share compared to $.70 per share in the same quarter of 1996. The 19% increase in primary earnings per share reflects the year-over-year increase in net income, partially offset by an increase in the number of common shares outstanding. In January 1996, the Company repurchased for cash all of its 10 1/2% Senior Subordinated Notes. As a result of the repurchase, the Company recorded an extraordinary loss in the first quarter of 1996 of $22 million, after tax. For the first quarter of 1997, Case recorded income before extraordinary loss of $64 million and primary earnings per share of $.83, compared to $75 million and $1.00, respectively, for the first quarter of 1996.

  The Company's industrial operations recorded income before equity income of Case Credit and extraordinary loss of $42 million in the first quarter of 1997 versus $49 million in the first quarter of 1996. On a pretax basis, the Company's industrial operations recorded earnings of $63 million in the first quarter of 1997 as compared to $77 million in the comparable period last year. The industrial effective income tax rate decreased from 36% in the first quarter of 1996 to 33% in the first quarter of 1997 primarily due to research and development tax credits, recognition of tax benefits from the Company's foreign sales corporation and reductions in the tax valuation reserves in certain foreign jurisdictions, partially offset by state income taxes and foreign income taxed at different rates. Case Credit recorded $22 million in net income for the first quarter of 1997, $4 million less than net income of $26 million in the first quarter of 1996.

  Case's operating earnings for the first quarter of 1997 were $103 million versus $126 million for the same period in 1996. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles and extraordinary loss, including the income of Case Credit on an equity basis. The year-over-year decrease in operating earnings reflects one-time costs associated with the first quarter 1997 launch and production start-up of the new MX series tractor, together with lower production in preparation for the previously announced closure of the Neuss, Germany, plant later this year.

  A reconciliation of the Company's industrial net income to operating earnings is as follows (in millions):

                                                              CASE INDUSTRIAL
                                                            -------------------
                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                              1997      1996
                                                            --------- ---------
Income before extraordinary loss........................... $      64 $      75
Income tax provision.......................................        21        28
Interest expense...........................................        18        23
                                                            --------- ---------
  Operating earnings....................................... $     103 $     126
                                                            ========= =========

REVENUES

  On a consolidated basis, worldwide revenues increased $61 million or 5% in the first quarter of 1997 to $1,232 million. Net sales of equipment and parts increased $71 million or 6% to $1,176 million. The increase in net sales consists primarily of an 8% volume increase and a 2% improvement in price realization, partially offset by a 2% decrease due to retail store divestitures and a 2% deterioration resulting from the impact of foreign exchange. The year-over-year volume increase was largely driven by incremental sales from the Company's 1996 acquisitions. These volume increases were partially offset by lower production of mid-range horsepower tractors in preparation for the Neuss closure, as well as by impending second quarter shipments to the former Soviet Union that otherwise would have been available for sale in the North American market in the first quarter. Net sales in the Company's emerging markets increased 45% for the first quarter of 1997 as compared to prior year, with increases in the Latin American and Asia Pacific regions of 61% and 37%, respectively. Net sales in the first quarter of 1997 also increased in Europe and North America, with year-over-year increases of 4% and 2%, respectively. Worldwide net sales of agricultural equipment increased 9%, while net sales of construction equipment increased 1%.

  Worldwide net sales of agricultural equipment increased 9% in the first quarter of 1997 as compared to the first quarter of 1996. The increase in sales of agricultural equipment in North America was driven by increases in sales of 40-plus horsepower tractors and MAGNUM(TM) tractors (120-plus horsepower), increased sales of combines, and increased implement sales largely reflecting the January 1996 acquisition of Concord. In addition, the Company's continuing progress in implementing its supply chain management initiatives has enabled Case to lower production relative to retail demand as compared to 1996 levels, resulting in lower wholesale (dealer) sales and correspondingly lower seasonal inventory builds. As a result, Case's first quarter net sales of agricultural equipment in North America were lower than would have been reported had production levels relative to retail demand remained constant with 1996 levels. In the Company's Asia Pacific and Latin American regions, the increase in sales of agricultural equipment resulted from strong sales increases of 40-plus horsepower tractors and MAGNUM(TM) tractors, significant increases in sales of cotton pickers and combines, and incremental sales of sugar cane harvesters as a result of the June 1996 acquisition of Austoft. Sales of agricultural equipment in Europe reflect increases in sales of MAGNUM(TM), four-wheel drive tractors, and the impact of the August 1996 Steyr acquisition, as well as increased sales of cotton pickers and implements, offset by lower sales of mid-range horsepower tractors in preparation for the Neuss closure and lower sales of combines.

  Worldwide net sales of construction equipment increased slightly in the first quarter of 1997 as compared to the first quarter of 1996. The increase in net sales of construction equipment in Europe primarily reflects increased sales of loader/backhoes and skid steers as a result of the October 1996 acquisition of Fermec. In general, however, the European construction equipment market continues to experience significant economic weakness, particularly in France and Germany. In the Company's Asia Pacific and Latin American regions, sales of construction equipment increased significantly due to increases in sales of loader/backhoes, wheel loaders, crawlers, skid steers and excavators, along with improvements in the Brazilian and Mexican economies as compared to 1996. In North America, first quarter sales of construction equipment were impacted by the Company's continuing supply chain management initiatives, which enabled Case to lower production relative to retail demand as compared to 1996 levels. As a result, Case reported lower net sales of construction equipment in 1997 than would have been reported had production levels relative to retail demand remained constant with 1996 levels. In the near-term, Case's supply chain management initiative will continue to impact the Company's North American operating results.

COSTS AND EXPENSES

  Cost of goods sold for the industrial operations increased $66 million to $910 million in the first quarter of 1997 as compared to the same quarter in 1996. The increase was primarily due to the sales volume increase, with cost of goods sold as a percentage of net sales increasing to 77.4% as compared to 76.4% in the first quarter of 1996. This increase as a percentage of net sales reflects higher new product launch costs, the impact of lower anticipated gross margins resulting from acquisition related sales and changes in geographic and product line sales mix, as well as the impact of the sale of company-owned retail stores, partially offset by pricing actions and cost improvement initiatives from restructuring and other cost savings.

  Selling, general and administrative expenses for the industrial operations increased $17 million to $145 million in the first quarter of 1997 as compared to $128 million in the first quarter of 1996. The increase is primarily due to higher new product launch costs, including marketing, sales support and product introduction expenses, as well as the inclusion of selling, general and administration expenses for the acquisitions of Austoft, Steyr and Fermec in the second, third and fourth quarters of 1996, respectively. As a percentage of net sales, selling, general and administrative expenses for the first quarter of 1997 increased to 12.3% from 11.6% in the first quarter of 1996.

  Research, development and engineering expenses increased slightly to $46 million in the first quarter of 1997 as compared to $45 million in the first quarter of 1996, primarily due to expenditures for new product development.

  Interest expense for Case's industrial operations was $18 million in the first quarter of 1997, $5 million lower than the same quarter of 1996. The decreased interest expense was primarily due to significantly lower average debt levels during the first quarter of 1997 as compared to the first quarter of 1996, including reduced funding costs as a result of the January 1996 repurchase of the Company's 10 1/2% Senior Subordinated Notes.

  The consolidated effective income tax rate for the first quarter of 1997 was 33% as compared to 37% in the first quarter of 1996. The 1997 effective income tax rate was slightly lower than the U.S. statutory rate of 35% primarily due to reductions in the tax valuation reserves in certain foreign jurisdictions, research and development tax credits and recognition of tax benefits from the Company's foreign sales corporation, partially offset by state income taxes and foreign income taxed at different rates. In the first quarter of 1996, the effective tax rate of 37% was slightly higher than the U.S. statutory tax rate primarily due to state income taxes and foreign income taxed at different rates, partially offset by a reduction in the tax valuation reserve in certain foreign jurisdictions.

CREDIT OPERATIONS

  Net income for the first quarter of 1997 was $22 million as compared to $26 million for the first quarter of 1996. The $4 million decrease in quarter-over-quarter net income is primarily due to lower margins on asset-backed securitizations in a rising interest rate environment and reduced income from Case Corporation marketing programs. These decreases were partially offset by higher earnings as a result of increased levels of on-balance-sheet receivables.

  Case Credit reported total revenues of $66 million for both the first quarter of 1997 and 1996. Finance income earned on retail notes and leases increased to $17 million in the first three months of 1997 as compared to $12 million for the same period in 1996, primarily due to increased levels of on-balance-sheet receivables. Case Credit also recognized $5 million of incremental revenues from rental equipment in the first quarter of 1997. In addition, operating lease income increased $3 million to a total of $6 million for the first quarter of 1997, reflecting the growth in Case Credit's equipment leasing program. These revenue increases were offset by decreases in net gains on retail notes sold, including reduced revenues from Case Corporation marketing programs as a result of lower interest rate margins, and lower securitization and servicing fee income.

  Interest expense for the first three months of 1997 was $22 million, up $5 million from the $17 million reported in the first three months of 1996. The increase in interest expense resulted from higher average debt levels during the first quarter of 1997 as compared to the first quarter of 1996 due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases.

  Operating expenses increased $5 million to a total of $12 million in the first quarter of 1997 as compared to the first quarter of 1996. This increase primarily resulted from $3 million of additional depreciation expense for equipment on operating leases relating to the Company's larger operating lease portfolio.

  During the first quarter of 1997, Case Credit's serviced portfolio of receivables increased 17% over the same time last year to a record $4.5 billion. Gross receivables acquired in the first three months of 1997 increased 27% for a total of $646 million versus the same period in 1996. Case Credit's loss-to-liquidation ratio was .13% for the first quarter of 1997, compared to .15% for the same period in 1996. During the first quarter of 1997, limited-purpose business trusts organized by Case Credit issued $830 million of asset-backed securities to outside investors, of which $180 million was issued pursuant to a private Canadian placement. Case Credit has sold $502 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. In the first quarter of 1996, Case Credit issued $625 million of asset-backed securities to outside investors, of which $484 million was sold to the trusts in the first quarter of 1996.

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

  A reconciliation of the Company's industrial net income to operating earnings is as follows (in millions):

                                                                        CASE
                                                                     INDUSTRIAL
                                                                     -----------
                                                                        THREE
                                                                       MONTHS
                                                                        ENDED
                                                                      MARCH 31,
                                                                     -----------
                                                                     1996  1995
                                                                     ----- -----
Income before cumulative effect of changes in accounting principles and extraordinary loss............................................  $  75 $  70
Income tax provision...............................................     28     3
Interest expense...................................................     23    34
                                                                     ----- -----
  Operating earnings...............................................  $ 126 $ 107
                                                                     ===== =====

REVENUES

  On a consolidated basis, worldwide revenues decreased $7 million in the first quarter of 1996 to $1,171 million compared to $1,178 million in the first quarter of 1995. Consolidated interest income and other revenue increased $29 million in the first quarter of 1996 to $66 million primarily due to a higher year-over-year net gain on the asset-backed securitization transactions, resulting from increased portfolio margins. Net sales of equipment and parts decreased $36 million to $1,105 million. The net sales decrease is comprised of a 3% decrease in volume and a 3% decrease resulting from actions taken during 1995, including the divestiture of 45 company-owned retail stores and the sale of Viscosity Oil, both of which are included in the first quarter 1995 results. These volume declines were partially offset by a 3% improvement in price realization. Net sales in the first quarter of 1996 decreased 11% in North America, however net sales increased 5% in Europe, and 33% in the Company's other international markets as compared to the first quarter of 1995. Worldwide net sales of agricultural equipment decreased 5%, while construction equipment net sales decreased 2%.

  Worldwide net sales of agricultural equipment decreased 5% in the first quarter of 1996 as compared to the first quarter of 1995. In North America, the Company's progress in implementing its supply chain management initiatives has enabled Case to lower production relative to retail demand as compared to 1995 levels, resulting in lower wholesale (dealer) sales and correspondingly lower seasonal inventory builds. As a result, Case reported lower net sales of agricultural equipment in the first quarter of 1996 than would have been reported had production levels relative to retail demand remained constant with 1995 levels. This planned action, in combination with higher retail sales, is expected to reduce the Company's working capital requirements. The increase in sales of agricultural equipment in Europe was driven by significant increases in sales of both 40-plus horsepower tractors and MAGNUM(TM) tractors (120-plus horsepower), along with a significant increase in combine sales. In Case's other international markets, the increase in agricultural equipment sales resulted from significant increases in sales of 120-plus horsepower tractors, four-wheel drive tractors, combines and cotton pickers. Sales in the Asia Pacific region were particularly strong due to better weather conditions for broadacre farming and continued stability in commodity prices in Australia/New Zealand.

  Worldwide net sales of construction equipment decreased 2% in the first quarter of 1996 as compared to the first quarter of 1995. The decrease in net sales of construction equipment in Europe resulted from lower sales of excavators, loader/backhoes and compaction equipment primarily due to weakening economic conditions in Europe, particularly in France and Germany. In Case's other international markets, the decrease in construction equipment sales was due to the continued weakness of the construction equipment market in Brazil that began in the third quarter of 1995. In North America, first quarter net sales of construction equipment increased as compared to the first quarter of 1995, primarily due to a significant increase in sales of loader/backhoes, partially offset by reduced sales as a result of the Company's supply chain management initiatives.

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

  Selling, general and administrative expenses for the industrial operations decreased $28 million in the first quarter of 1996 to $128 million. As a percentage of net sales, selling, general and administrative expenses decreased to 12% in the first quarter of 1996 as compared to 14% in the first quarter of 1995. This decrease as a percentage of net sales reflects lower selling expenses as a result of restructuring-related sales of company-owned stores and decreased selling expenses related to low-rate and other sales financing programs. Case Industrial makes payments to Case Credit in an amount equal to the difference between the interest rate actually paid by retail customers and the interest rate charged by Case Credit.

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

  Case Credit's serviced portfolio increased 14% to $3.8 billion. New equipment acquisitions in the first quarter of 1996 were up 6% versus the comparable period last year. Portfolio losses for the total serviced portfolio were $0.7 million versus $0.1 million during the first quarter of 1995. This represents a loss-to- liquidation ratio of 0.14% in the first quarter of 1996 versus 0.04% in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The discussion of liquidity and capital resources focuses on the balance sheets and statements of cash flows. Case's industrial operations are capital intensive and subject to seasonal variations in financing requirements for dealer receivables and inventories. Whenever necessary, funds provided from operations are supplemented from external sources.

  Cash used by operating activities was $163 million in the first quarter of 1997. This use of cash was primarily due to increased inventories partially offset by net income and depreciation and amortization. Inventories have increased since December 31, 1996, as a result of the Company's seasonal build of inventory for traditionally strong second quarter shipments and the impact of the Company's 1996 acquisitions. Cash used by operating activities was $39 million in the first quarter of 1996. This use of cash was primarily due to increased levels of inventories and wholesale (dealer) receivables partially offset by net income and lower levels of retail receivables.

  During the first quarter the Company expended $18 million for property, plant and equipment in comparison to $15 million in the first quarter of 1996. The Company also completed two strategic acquisitions during the first quarter of 1997. Case's acquisition of bor-mor, Inc., a manufacturer of directional drills, complements the Company's existing trencher business. The acquisition of Agri-Logic, a developer of software for agricultural applications, provides Case with greater software development capability in the application of the Company's Advanced Farming Systems in tractors and implements.

  Net cash provided by financing activities was $171 million in the first quarter of 1997 primarily due to increases under the Company's short-term debt and revolving credit facilities to fund seasonal inventory builds and Case Credit's growing receivable portfolio. Also during the first quarter of 1997, Case Industrial provided $20 million of additional capitalization for Case Credit.

  In the first quarter of 1996, the Company received proceeds from the issuance of long-term debt of $500 million. In January 1996, the Company issued $300 million aggregate principal amount of 7 1/4% unsecured and unsubordinated notes due 2016. In February 1996, Case Credit issued $200 million aggregate principal amount of its 6 1/8% unsecured and unsubordinated notes due 2003 pursuant to a $300 million shelf registration statement filed with the Securities and Exchange Commission in 1995. The net proceeds from the offering were used to repay indebtedness and finance Case Credit's growing portfolio of receivables.

  During the first quarter of 1996, the Company repaid $353 million of long-term debt. The proceeds from the $300 million note offering, together with cash and additional borrowings under the Company's credit facilities were used to exercise the Company's option to repurchase for cash all of the Company's 10 1/2% Senior Subordinated Notes and to pay accrued interest thereon. As a result of this repurchase, the Company recorded an extraordinary after-tax charge of $22 million in the first quarter of 1996.

  Total debt at March 31, 1997, was $2,275 million, $1,324 million of which related to Case Credit. The consolidated debt to capitalization ratio, defined as total debt divided by the sum of total debt, stockholders' equity and preferred stock with mandatory redemption provisions, was 52.9% at March 31, 1997, and the Company's industrial debt to capitalization ratio was 32%. The consolidated and industrial ratios at December 31, 1996 were 51.8% and 30.9%, respectively.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

  The Company has various sources of future liquidity including the asset-backed securitization markets, public debt offerings and other available lines of credit. The Company anticipates that it will continue to pool retail receivables and issue asset-backed securities in the United States and Canada depending upon the availability of the asset-backed securities markets. In addition, the Company has a $400 million private, revolving wholesale (dealer) receivable asset-backed securitization facility that can be utilized to periodically sell wholesale (dealer) receivables to third party investors.

OUTLOOK

  Case expects the economic fundamentals that have driven growth in its markets to continue through 1997.

  Worldwide demand for grains and other agricultural products remains exceptionally strong and is growing. Grain stock levels, meanwhile, were at the low range of normal operating levels at the end of 1996, and extreme weather conditions in some parts of North America are anticipated to affect winter wheat prices. These conditions are expected to keep commodity prices favorable and are generally positive for agricultural equipment sales. In Europe, the pent-up demand for lower horsepower tractors has slowed. However, the Company continues to believe that farm consolidation in Europe will drive greater sales of higher horsepower units.

  The construction equipment market is benefiting from historically strong housing starts in North America. In Europe, housing construction in the United Kingdom has been brisk, while France and Germany's construction sectors continue to experience significant weakness. In the Asia Pacific region, the expected recovery of the Australian housing market has been further delayed due to general economic conditions. In Latin America, economic conditions in Brazil and Mexico have improved, and retail sales of agricultural and construction equipment are expected to be strong year-over-year.

  Consistent with 1996, Case anticipates that 1997 unit production and wholesale sales will be at or below retail demand as part of the Company's continuing supply chain management initiative to further reduce field inventories.

  The information included in the "Outlook" section represents forward-statements and involves risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The Company's outlook is predominantly based on its interpretation of what it considers key economic assumptions. Crop production and commodity prices are strongly affected by weather and can fluctuate significantly. Housing starts and other construction activity are sensitive to interest rates and government spending. Some of the other significant factors for the Company include general economic conditions, the cyclical nature of its business, foreign currency movements, the Company's access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), changes in environmental laws and employee relations. Further information concerning factors that could significantly impact expected results is included in the following sections of the Company's Form 10-K Annual Report for 1996, as filed with the Securities and Exchange Commission: Business--Employees, Business-- Environmental Matters, Business--Significant International Operations, Business--Seasonality and Production Schedules, Business--Competition, Legal Proceedings, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

OTHER MATTERS

  Pei-yuan Chia, former Vice Chairman, Citicorp and Citibank, N.A., and Thomas
R. Hodgson, President and Chief Operating Officer, Abbott Laboratories, were elected to the Company's Board of Directors during the first quarter of 1997.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  For a description of legal proceedings to which the Company is party, see footnote 6 to the Case financial statements included in this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

  A list of the exhibits included as part of this Form 10-Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

  (b) Reports on Form 8-K.

  The Company did not file any current reports on Form 8-K during the first quarter ended March 31, 1997.

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

Date: May 6, 1997

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                          DESCRIPTION OF EXHIBITS
  -------                         -----------------------
   4(a)    The Company hereby agrees to furnish to the Securities and Exchange
           Commission,
           upon its request, the instruments with respect to its guaranty of certain indebtedness
           issued by its subsidiaries, which indebtedness does not exceed 10%
           of the Company's
           total consolidated assets.
 *10(a)    Agreement dated March 20, 1997, between Jean-Pierre Rosso and Case
           Corporation.
 *10(b)(1) Agreement Regarding Change in Control, dated April 8, 1996, between
           Jean-Pierre Rosso and Case Corporation.
 *10(b)(2) Agreement Regarding Change in Control, dated April 18, 1996, between
           Theodore R. French and Case Corporation.
 *10(b)(3) Agreement Regarding Change in Control, dated April 8, 1996, between
           Steven G. Lamb and Case Corporation.
  11       Computation of Earnings Per Share of Common Stock.
  12       Computation of Ratio of Earnings to Fixed Charges and Preferred
           Dividends.
  27       Financial Data Schedule.

--------

*Management contract or compensatory plan or arrangement.