Form 10-Q
period 1997-06-30
CASE CORP
filed 1997-08-14
CIK 922321

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

  Common Stock, par value $0.01 per share: 74,532,441 shares outstanding as of June 30, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Case Corporation and Consolidated Subsidiaries--
    Balance Sheets........................................................   2
    Statements of Income..................................................   3
    Statements of Cash Flows..............................................   5
    Statements of Changes in Stockholders' Equity.........................   6
    Notes to Financial Statements.........................................   7
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  12
Part II--Other Information
  Item 1. Legal Proceedings...............................................  20
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............  20
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  20

--------
  *No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                     PART I
                             FINANCIAL INFORMATION

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1997, AND DECEMBER 31, 1996
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                             CONSOLIDATED          CASE INDUSTRIAL          CASE CREDIT
                         ---------------------- ---------------------- ---------------------
                         JUNE 30,  DECEMBER 31, JUNE 30,  DECEMBER 31, JUNE 30, DECEMBER 31,
         ASSETS            1997        1996       1997        1996       1997       1996
         ------          --------  ------------ --------  ------------ -------- ------------
Current Assets:
 Cash and cash
  equivalents........... $   177     $   116    $    85     $    99     $   92     $   17
 Accounts and notes
  receivable:
 Trade..................   1,906       1,674      1,411       1,302        495        372
 Affiliates.............      --          --         --           3          9         13
 Other..................      47          25         47          25         --         --
 Inventories............   1,194         988      1,194         988         --         --
 Deferred income taxes..     179         188        160         171         19         17
 Prepayments and other..      43          62         43          62         --         --
                         -------     -------    -------     -------     ------     ------
   Total current assets.   3,546       3,053      2,940       2,650        615        419
                         -------     -------    -------     -------     ------     ------
Long-Term Receivables...   1,361       1,361        187         309      1,158      1,036
Other Assets:
 Investments in joint
  ventures..............      68          63         68          63         --         --
 Investment in Case
  Credit................      --          --        296         240         --         --
 Goodwill and
  intangibles...........     294         306        294         306         --         --
 Other..................     326         269        187         185        155        100
                         -------     -------    -------     -------     ------     ------
   Total other assets...     688         638        845         794        155        100
                         -------     -------    -------     -------     ------     ------
Property, Plant and
 Equipment, at cost.....   2,015       2,075      2,011       2,072          4          3
 Accumulated
  depreciation..........  (1,065)     (1,068)    (1,064)     (1,067)        (1)        (1)
                         -------     -------    -------     -------     ------     ------
Net property, plant and
 equipment..............     950       1,007        947       1,005          3          2
                         -------     -------    -------     -------     ------     ------
   Total ............... $ 6,545     $ 6,059    $ 4,919     $ 4,758     $1,931     $1,557
                         =======     =======    =======     =======     ======     ======
 LIABILITIES AND EQUITY
 ----------------------
Current Liabilities:
 Current maturities of
  long-term debt........ $     8     $     9    $     8     $     9     $   --     $   --
 Short-term debt........   1,413       1,002        249         173      1,164        829
 Accounts payable.......     582         578        578         564         13         30
 Restructuring
  liability.............     118         176        118         176         --         --
 Other accrued
  liabilities...........     780         778        739         735         41         43
                         -------     -------    -------     -------     ------     ------
   Total current
    liabilities.........   2,901       2,543      1,692       1,657      1,218        902
                         -------     -------    -------     -------     ------     ------
Long-Term Debt..........   1,108       1,119        693         704        415        415
Other Liabilities:
 Pension benefits.......     115         128        115         128         --         --
 Other postretirement
  benefits..............     127         115        127         115         --         --
 Other postemployment
  benefits..............      40          40         40          40         --         --
 Other..................      99         132         99         132         --         --
                         -------     -------    -------     -------     ------     ------
   Total other
    liabilities.........     381         415        381         415         --         --
                         -------     -------    -------     -------     ------     ------
Commitments and
 Contingencies (Note 8)
Minority Interest.......       3           1          1           1          2         --
Preferred Stock with
 Mandatory Redemption
 Provisions.............      77          77         77          77         --         --
Stockholders' Equity:
 Common Stock, $0.01 par
  value; authorized
  200,000,000 shares,
  issued, 74,632,031,
  outstanding,
  74,532,441, as of June
  30, 1997..............       1           1          1           1         --         --
 Paid-in capital........   1,275       1,238      1,275       1,238        219        199
 Cumulative translation
  adjustment............     (62)        (14)       (62)        (14)        (9)        (6)
 Unearned compensation
  on restricted stock...     (16)         (9)       (16)         (9)        --         --
 Pension liability
  adjustment............      (4)         (4)        (4)         (4)        --         --
 Retained earnings......     884         693        884         693         86         47
 Treasury stock, 99,590
  shares, at cost, as of
  June 30, 1997.........      (3)         (1)        (3)         (1)        --         --
                         -------     -------    -------     -------     ------     ------
   Total stockholders'
    equity..............   2,075       1,904      2,075       1,904        296        240
                         -------     -------    -------     -------     ------     ------
   Total................ $ 6,545     $ 6,059    $ 4,919     $ 4,758     $1,931     $1,557
                         =======     =======    =======     =======     ======     ======

  The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.
   Reference is made to Note 1 for definitions of "Case Industrial" and "Case
                                    Credit."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          CONSOLIDATED
                                                   ---------------------------
                                                   THREE MONTHS   SIX MONTHS
                                                       ENDED         ENDED
                                                     JUNE 30,      JUNE 30,
                                                   ------------- -------------
                                                    1997   1996   1997   1996
                                                   ------ ------ ------ ------
Revenues:
  Net sales....................................... $1,547 $1,398 $2,723 $2,503
  Interest income and other.......................     54     68    110    134
                                                   ------ ------ ------ ------
                                                    1,601  1,466  2,833  2,637
Costs and Expenses:
  Cost of goods sold..............................  1,153  1,052  2,063  1,896
  Selling, general and administrative.............    143    140    277    259
  Research, development and engineering ..........     46     46     92     91
  Interest expense ...............................     40     38     79     78
  Other, net .....................................     17     12     25     16
                                                   ------ ------ ------ ------
Income before taxes and extraordinary loss........    202    178    297    297
Income tax provision .............................     64     68     95    112
                                                   ------ ------ ------ ------
                                                      138    110    202    185
Equity in income--Case Credit.....................     --     --     --     --
                                                   ------ ------ ------ ------
Income before extraordinary loss..................    138    110    202    185
Extraordinary loss................................     --     --     --    (22)
                                                   ------ ------ ------ ------
Net income........................................ $  138 $  110 $  202 $  163
                                                   ====== ====== ====== ======
Preferred stock dividends ........................      1      1      3      3
                                                   ------ ------ ------ ------
Net income to common ............................. $  137 $  109 $  199 $  160
                                                   ====== ====== ====== ======
Per share data:
  Primary earnings per share of common stock ..... $ 1.82 $ 1.47 $ 2.65 $ 2.17
                                                   ====== ====== ====== ======
  Fully diluted earnings per share of common
   stock.......................................... $ 1.74 $ 1.42 $ 2.56 $ 2.11
                                                   ====== ====== ====== ======


  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.
   Reference is made to Note 1 for definitions of "Case Industrial" and "Case
                                    Credit."

              CASE INDUSTRIAL                              CASE CREDIT
     ---------------------------------------     ---------------------------------------
      THREE MONTHS          SIX MONTHS            THREE MONTHS          SIX  MONTHS
          ENDED                ENDED                  ENDED                ENDED
        JUNE 30,             JUNE 30,               JUNE  30,            JUNE 30,
     -----------------    -------------------    -------------------   -----------------
      1997      1996       1997       1996        1997       1996      1997      1996
     ------    ------     ------     ------      ------     ------     -----     -----
     $1,547    $1,398     $2,723     $2,503       $ --       $ --      $  --     $  --
          8        17         18         33         60         59        126       125
     ------    ------     ------     ------       ----       ----      -----     -----
      1,555     1,415      2,741      2,536         60         59        126       125
      1,153     1,052      2,063      1,896         --         --         --        --
        151       142        296        270          7          5         15        12
         46        46         92         91         --         --         --        --
         17        25         35         48         22         14         44        31
         11         7         15         11          6          5         10         5
     ------    ------     ------     ------       ----       ----      -----     -----
        177       143        240        220         25         35         57        77
         56        52         77         80          8         16         18        32
     ------    ------     ------     ------       ----       ----      -----     -----
        121        91        163        140         17         19         39        45
         17        19         39         45         --         --         --        --
     ------    ------     ------     ------       ----       ----      -----     -----
        138       110        202        185         17         19         39        45
         --        --         --        (22)        --         --         --        --
     ------    ------     ------     ------       ----       ----      -----     -----
     $  138    $  110     $  202     $  163       $ 17       $ 19      $  39     $  45
     ======    ======     ======     ======       ====       ====      =====     =====

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                        CASE
                                      CONSOLIDATED   INDUSTRIAL    CASE CREDIT
                                      -------------- ------------  ------------
                                       SIX MONTHS    SIX MONTHS    SIX MONTHS
                                         ENDED          ENDED         ENDED
                                        JUNE 30,      JUNE 30,      JUNE 30,
                                      -------------- ------------  ------------
                                       1997   1996   1997   1996   1997   1996
                                      ------  ------ -----  -----  -----  -----
Operating activities:
 Net income.........................  $  202  $ 163  $ 202  $ 163  $  39  $  45
 Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities--
 Depreciation and amortization......      80     70     70     63     10      7
 Deferred income tax expense
  (benefit).........................       9     (5)    11     (5)    (2)    --
 (Gain) loss on disposal of fixed
  assets............................      (1)     3     (1)     3     --     --
 Extraordinary loss, after tax......      --     22     --     22     --     --
 Cash paid for restructuring........     (55)   (32)   (55)   (32)    --     --
 Undistributed (earnings) loss of
  unconsolidated subsidiaries.......     (16)    (3)   (52)   (30)    --     --
 Changes in components of working
  capital--
   Increase in receivables..........    (326)  (368)  (194)  (236)  (125)  (129)
   Increase in inventories..........    (251)  (139)  (251)  (139)    --     --
   (Increase) decrease in
    prepayments and other current
    assets..........................      17     (4)    17     (6)    --      2
   Increase (decrease) in payables..      41     85     51     82    (18)    --
   Increase (decrease) in accrued
    liabilities.....................      22     15     24     10     (2)     5
 (Increase) decrease in long-term
  receivables.......................     (16)   111    117    136   (133)   (23)
 Increase (decrease) in other
  liabilities.......................      (4)    11     (4)    11     --     --
 Other, net.........................       7    (12)     7    (10)     3     (2)
                                      ------  -----  -----  -----  -----  -----
     Net cash provided (used) by
      operating activities..........    (291)   (83)   (58)    32   (228)   (95)
                                      ------  -----  -----  -----  -----  -----
Investing activities:
 Proceeds from sale of businesses
  and assets........................       9      7      9      7     --     --
 Expenditures for property, plant
  and equipment.....................     (36)   (56)   (35)   (54)    (1)    (2)
 Expenditures for equipment on
  operating leases..................     (51)   (31)    --     --    (51)   (31)
 Acquisitions and investments.......      (8)   (71)    (8)   (71)    --     --
                                      ------  -----  -----  -----  -----  -----
     Net cash provided (used) by
      investing activities..........     (86)  (151)   (34)  (118)   (52)   (33)
                                      ------  -----  -----  -----  -----  -----
Financing activities:
 Proceeds from issuance of long-
  term debt.........................      --    500     --    300     --    200
 Payment of long-term debt..........      --   (356)    --   (356)    --     --
 Net increase (decrease) in short-
  term debt and revolving credit
  facilities .......................     430     25     90     77    335    (52)
 Capital contribution...............      --     --    (20)    --     20     --
 Proceeds from issuance of common
  stock.............................      22     39     22     39     --     --
 Dividends paid (common and
  preferred)........................     (10)   (10)   (10)   (10)    --    (20)
 Other, net.........................      (2)    --     (2)    --     --     --
                                      ------  -----  -----  -----  -----  -----
     Net cash provided (used) by
      financing activities..........     440    198     80     50    355    128
                                      ------  -----  -----  -----  -----  -----
Effect of foreign exchange rate
 changes on cash and cash
 equivalents........................      (2)    --     (2)    --     --     --
                                      ------  -----  -----  -----  -----  -----
Increase (decrease) in cash and cash
 equivalents........................  $   61  $ (36) $ (14) $ (36) $  75  $  --
Cash and cash equivalents, beginning
 of period..........................     116    132     99    117     17     15
                                      ------  -----  -----  -----  -----  -----
Cash and cash equivalents, end of
 period.............................  $  177  $  96  $  85  $  81  $  92  $  15
                                      ======  =====  =====  =====  =====  =====
Cash paid during the period for
 interest...........................  $   78  $  77  $  35  $  52  $  43  $  25
                                      ======  =====  =====  =====  =====  =====
Cash paid during the period for
 taxes..............................  $   95  $  91  $  76  $  55  $  19  $  36
                                      ======  =====  =====  =====  =====  =====

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

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                         CUMULATIVE                PENSION
                          COMMON PAID-IN TRANSLATION   UNEARNED   LIABILITY  RETAINED TREASURY
                          STOCK  CAPITAL ADJUSTMENT  COMPENSATION ADJUSTMENT EARNINGS  STOCK   TOTAL
                          ------ ------- ----------- ------------ ---------- -------- -------- ------
BALANCE, DECEMBER 31,
 1995...................   $ 1   $1,154     $(21)        $(10)       $(2)      $399     $(1)   $1,520
 Net income.............    --       --       --           --         --        316      --       316
 Dividends declared.....    --       --       --           --         --        (22)     --       (22)
 Translation adjustment.    --       --        7           --         --         --      --         7
 Capital contributions
  on stock issuance.....    --       84       --           --         --         --      --        84
 Recognition of
  compensation on
  restricted stock......    --       --       --            4         --                 --         4
 Issuance of restricted
  stock.................    --       --       --           (3)        --         --      --        (3)
 Pension liability
  adjustment............    --       --       --           --         (2)                          (2)
                           ---   ------     ----         ----        ---       ----     ---    ------
BALANCE, DECEMBER 31,
 1996...................     1    1,238      (14)          (9)        (4)       693      (1)    1,904
 Net income.............    --       --       --           --         --        202      --       202
 Dividends declared.....    --       --       --           --         --        (11)     --       (11)
 Translation adjustment.    --       --      (48)          --         --         --      --       (48)
 Capital contributions
  on stock issuance.....    --       26       --           --         --         --      --        26
 Recognition of
  compensation on
  restricted stock......    --       --       --            4         --         --      --         4
 Issuance of restricted
  stock.................    --       11       --          (11)        --         --      --        --
 Acquisition of treasury
  stock.................    --       --       --           --         --         --      (2)       (2)
                           ---   ------     ----         ----        ---       ----     ---    ------
BALANCE, JUNE 30, 1997..   $ 1   $1,275     $(62)        $(16)       $(4)      $884     $(3)   $2,075
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

  Case Industrial--The financial information captioned "Case Industrial"
                reflects the consolidation of all majority-owned subsidiaries except for the wholly owned retail credit subsidiaries. The credit operations are included on an equity basis.

  Case Credit --The financial information captioned "Case Credit" reflects the consolidation of Case's retail credit subsidiaries.

  All significant intercompany transactions, including activity within and between Case Industrial and Case Credit, have been eliminated.

  In the opinion of management, the accompanying unaudited financial statements of Case Corporation and Consolidated Subsidiaries contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of June 30, 1997, and the results of operations, changes in stockholders' equity and cash flows for the periods indicated. Interim financial results are not necessarily indicative of operating results for an entire year.

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

  Inventories consist of the following (in millions):

                                                           JUNE 30, DECEMBER 31,
                                                             1997       1996
                                                           -------- ------------
      Raw materials.......................................  $  210      $175
      Work-in-process.....................................     124       147
      Finished goods......................................     860       666
                                                            ------      ----
          Total inventories...............................  $1,194      $988
                                                            ======      ====

(4) ASSET-BACKED SECURITIZATIONS

  In the six month period ended June 30, 1997, limited-purpose business trusts organized by Case Credit sold $822 million of asset-backed securities to outside investors, of which $180 million was issued pursuant to a private Canadian placement. The proceeds from the sale of retail notes were used to repay outstanding debt and to finance additional receivables. In the six month period ended June 30, 1996, limited-purpose business trusts organized by Case Credit issued and sold $771 million of asset-backed securities to outside investors.

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

(5) INCOME TAXES

  On a consolidated basis, the Company's effective income tax rate for the first six months of 1997 of 32% was lower than the U.S. statutory tax rate of 35% primarily due to recognition of tax benefits associated with the Company's foreign sales corporation, research and development tax credits and a reduction in the tax valuation reserve in certain foreign jurisdictions, partially offset by state income taxes and foreign income taxed at different rates. In the first half of 1996, the effective tax rate of 38% was higher than the U.S. statutory tax rate primarily due to state income taxes and foreign income taxed at different rates, partially offset by a reduction in the tax valuation reserve in certain foreign jurisdictions.

(6) FINANCIAL INSTRUMENTS

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

  Depending on the item being hedged, gains and losses on derivative financial instruments are either recognized in the results of operations as they accrue or are deferred until the hedged transaction occurs. Derivatives used as hedges are effective at reducing the risk associated with the exposure being hedged and are designated as a hedge at the inception of the derivative contract. Accordingly, changes in the market value of the derivative are highly correlated with changes in the market value of the underlying hedged item at the inception of the hedge and over the life of the hedge contract.

 Foreign Exchange Contracts

  Case enters into foreign exchange forward contracts and swaps to hedge certain purchase and sale commitments and loans made to foreign subsidiaries denominated in foreign currencies. Some of these transactions involve two foreign currencies depending on the local exchange exposures of foreign subsidiaries. The terms of these contracts is generally one year or less. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from loan repayments and inventory purchases will be adversely affected by changes in exchange rates.

  The recognition of gains and losses on contracts entered into to hedge intercompany debt are deferred and included in net income as an adjustment to "Interest income and other" on the date the forward contract matures. The recognition of gains or losses on contracts entered into to hedge purchase and sale commitments are included in net income as an adjustment to "Cost of goods sold" as foreign exchange rates change. Gains and losses resulting from the termination of foreign exchange contracts prior to maturity are also included in net income.

  Case had foreign exchange contracts with a notional value of $237 million at June 30, 1997. Case had foreign exchange contracts with a notional value of $652 million at December 31, 1996.

 Interest Rate Swaps

  Case enters into interest rate swaps to stabilize funding costs by minimizing the effect of potential increases in floating-rate debt in a rising interest rate environment. Under these agreements, the Company contracts with a

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES counterparty to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap. Swap contracts are principally between one and four years in duration. The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized in net income as an adjustment to interest expense.

  Gains and losses resulting from terminated interest rate swap agreements are deferred and recognized in net income over the shorter term of the remaining contractual life of the swap agreement or the remaining term of the debt underlying the swap agreement. If swap agreements are terminated due to the underlying debt being extinguished, any resulting gain or loss is recognized in net income as an adjustment to interest expense at the time of the termination.

  The weighted-average pay and receive rates for the swaps outstanding at June 30, 1997, were 6.68% and 5.40%, respectively. The weighted-average pay and receive rates for the swaps outstanding at December 31, 1996, were 6.80% and 5.00%, respectively.

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

  Premiums paid for interest rate cap agreements purchased and sold are included in "Other assets" and "Other liabilities," respectively, in the accompanying Balance Sheets, and are amortized to interest expense over the terms of the agreements. Amounts receivable or payable under cap agreements are recognized in net income as adjustments to interest expense over the term of the related debt. If interest rate cap agreements are terminated due to the underlying debt being extinguished, any resulting gain or loss is recognized in net income as an adjustment to "Interest income and other" at the time of the termination.

  At June 30, 1997, Case Credit had a back-to-back cap at a rate of 7.00%, at a notional amount of approximately $37 million. At December 31, 1996, Case Credit had a back-to-back cap at a rate of 7.00%, at a notional amount of approximately $98 million.

(7) ACQUISITIONS

  During the second quarter of 1997, the Company announced an agreement to acquire Gem Sprayers Limited ("Gem"), a U.K.-based manufacturer of self-propelled and trailed/mounted sprayers for agricultural applications. Gem, with 1996 revenues of approximately $12 million, is the leading supplier of sprayers in the U.K. In the first quarter of 1997, the Company acquired bor-mor Inc., a North American-based manufacturer of directional drilling equipment, with 1996 revenues of approximately $9 million. Also during the first quarter, the Company acquired the assets of Agri-Logic, a leading developer of software for agricultural applications.

(8) COMMITMENTS AND CONTINGENCIES

 Environmental

  Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations. All available evidence is considered, including prior experience in remediation of contaminated sites, other parties' share of liability at the waste sites and their ability to pay and data concerning the waste sites released by the U.S. Environmental Protection Agency or other organizations. These liabilities are included in the accompanying Balance Sheets at their undiscounted amounts. Recoveries are evaluated separately from the liability and, if appropriate, are recorded separately from the associated liability in the accompanying Balance Sheets.

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

(9) EARNINGS PER SHARE OF COMMON STOCK

                                                    THREE MONTHS   SIX MONTHS
                                                        ENDED        ENDED
                                                      JUNE 30,      JUNE 30,
                                                    ------------- ------------
                                                     1997   1996  1997   1996
                                                    ------ ------ ----- ------
Earnings per average share of Common Stock (shares
 in millions):
Primary
  Net earnings after preferred stock dividends and
   before extraordinary loss....................... $ 1.82 $ 1.47 $2.65 $ 2.47
  Extraordinary loss...............................    --     --    --   (0.30)
                                                    ------ ------ ----- ------
  Net earnings per share of common stock........... $ 1.82 $ 1.47 $2.65 $ 2.17
                                                    ====== ====== ===== ======
  Average common and common equivalent shares
   outstanding.....................................     75     74    75     74
Fully Diluted
  Net earnings before extraordinary loss........... $ 1.74 $ 1.42 $2.56 $ 2.40
  Extraordinary loss...............................    --     --    --   (0.29)
                                                    ------ ------ ----- ------
  Net earnings per share of common stock........... $ 1.74 $ 1.42 $2.56 $ 2.11
                                                    ====== ====== ===== ======
  Average common and common equivalent shares
   outstanding.....................................     79     77    79     77

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

  In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Case will adopt SFAS No. 128 effective for the year ending December 31, 1997. The pro forma impact of adopting SFAS No. 128 for the three and six months ended June 30, 1997 and 1996, is as follows:

                                                       PRO FORMA    PRO FORMA
                                                     THREE MONTHS  SIX MONTHS
                                                         ENDED        ENDED
                                                       JUNE 30,     JUNE 30,
                                                     ------------- -----------
                                                      1997   1996  1997  1996
                                                     ------ ------ ----- -----
Earnings per average share of Common Stock (shares
 in millions):
Basic
  Net earnings after preferred stock dividends and
   before extraordinary loss........................ $ 1.86 $ 1.51 $2.70 $2.53
  Extraordinary loss................................    --     --    --   (.30)
                                                     ------ ------ ----- -----
  Net earnings per share of common stock............ $ 1.86 $ 1.51 $2.70 $2.23
                                                     ====== ====== ===== =====
  Average common shares outstanding.................     74     72    74    72
Diluted
  Net earnings before extraordinary loss............ $ 1.75 $ 1.42 $2.57 $2.40
  Extraordinary loss................................    --     --    --   (.29)
                                                     ------ ------ ----- -----
  Net earnings per share of common stock............ $ 1.75 $ 1.42 $2.57 $2.11
                                                     ====== ====== ===== =====
  Adjusted average common shares outstanding........     79     77    79    77

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF RESULTS OF OPERATIONS

 Second Quarter 1997 vs. Second Quarter 1996

EARNINGS

  The Company recorded net income of $138 million in the second quarter of 1997 up 25% or $28 million from $110 million in the same period of 1996. Primary earnings per share for the second quarter rose 24% to $1.82 versus $1.47 in the comparable quarter of 1996. The increase in primary earnings per share reflects the year-over-year increase in net income, partially offset by an increase in the number of common shares outstanding.

  The Company's industrial operations recorded income, before equity income of Case Credit, of $121 million in the second quarter of 1997 versus $91 million in the comparable quarter of 1996, an increase of 33% year-over-year. On a pretax basis, the Company's industrial operations recorded earnings of $177 million in comparison to $143 million in 1996, a $34 million or 24% increase over the same quarter in 1996. The industrial effective income tax rate decreased from 36% in the second quarter of 1996 to 32% in the second quarter of 1997 primarily due to tax benefits associated with the Company's foreign sales corporation, research and development tax credits, and reductions in the tax valuation reserves in certain foreign jurisdictions, partially offset by state income taxes and foreign income taxed at different rates.

  Case's operating earnings for the second quarter of 1997 were $211 million versus $187 million for the same period in 1996. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles and extraordinary loss, including the income of Case Credit on an equity basis. The 13% year-over-year increase in operating earnings is attributable to pricing gains and higher volumes, along with contributions from acquisitions and restructuring-related savings, partially offset by inflationary costs increases.

  A reconciliation of the Company's industrial net income to operating earnings is as follows (in millions):

                                                               CASE INDUSTRIAL
                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                             -------------------
                                                               1997      1996
                                                             --------- ---------
      Income before extraordinary loss......................      $138      $110
      Income tax provision..................................        56        52
      Interest expense......................................        17        25
                                                             --------- ---------
          Operating earnings................................      $211      $187
                                                             ========= =========

REVENUES

  On a consolidated basis, worldwide revenues increased $135 million or 9% in the second quarter of 1997 to $1,601 million. Net sales of equipment and parts increased $149 million or 11% to $1,547 million. The increase in net sales consists primarily of a 12% volume increase and a 2% pricing increase, partially offset by a 2% deterioration as a result of foreign currency and a 1% decrease resulting from retail store divestitures. The year-over-year volume increase reflects net sales increases in each of Case's four geographic regions, including incremental sales from the Company's 1996 acquisitions and additional year-over-year second quarter sales to the former Soviet Union. Net sales in the Company's emerging markets increased 22% for the second quarter of 1997 as compared to the prior year, with increases in the Latin American and Asia Pacific regions of 44% and 11%, respectively. Net sales in the second quarter of 1997 also increased in Europe and North America, with year-over-year increases of 18% and 5%, respectively. Worldwide, second quarter net sales of agricultural equipment increased 17% over the comparable period in 1996, while second quarter sales of construction equipment increased 5% over the same period in 1996.

  Worldwide net sales of agricultural equipment increased 17% in the second quarter of 1997 as compared to the same period in 1996. The increase in sales of agricultural equipment in North America was led by strong increases in sales of MAGNUM(TM) (120-plus horsepower) tractors and 40-plus horsepower tractors, partially offset by lower sales of combines. Sales of agricultural equipment in Europe reflect increases in sales of 40-plus horsepower and MAGNUM(TM) tractors, including the impact of the August 1996 Steyr acquisition, as well as increased sales of implements, partially offset by lower sales of combines. In the Company's Asia Pacific and Latin American regions, the increase in agricultural sales resulted from strong sales of MAGNUM(TM) tractors, combines and cotton pickers, along with incremental sales of sugar cane harvesters as a result of the June 1996 acquisition of Austoft.

  Worldwide net sales of construction equipment increased 5% in the second quarter of 1997 as compared to the second quarter of 1996. The increase in net sales of construction equipment in Europe primarily reflects increased sales of loader/backhoes, wheel loaders and skid steers as a result of the October 1996 acquisition of Fermec. In Europe, the market continues to benefit from a high level of housing construction in the United Kingdom, however the European construction equipment market, in general, continues to experience significant weakness, particularly in France and Germany. In the Company's Asia Pacific and Latin American regions, sales of construction equipment increased significantly due to increases in sales of loader/backhoes, wheel loaders, skid steers and excavators, primarily reflecting improvements in the Brazilian and Mexican economies as compared to 1996. In North America, second quarter sales of construction equipment were impacted by lower sales of loader/backhoes, skid steers and trenchers as compared to the second quarter of 1996, partially offset by increased sales of excavators.

COSTS AND EXPENSES

  Cost of goods sold for the industrial operations increased $101 million to $1,153 million in the second quarter of 1997 as compared to the same period in 1996. Cost of goods sold as a percentage of net sales decreased to 74.5% in the second quarter of 1997 from 75.3% in the second quarter of 1996. The year-over-year improvement in cost of goods sold as a percentage of net sales primarily reflects pricing actions and changes in product mix, including increased sales of higher margin products in the second quarter of 1997, as well as the continued success of the Company's cost reduction initiatives. These improvements were partially offset by inflationary cost increases, the impact of foreign currency and higher new product launch costs.

  Selling, general and administrative expenses for the industrial operations increased by $9 million in the second quarter of 1997 to $151 million as compared to the same period in 1996. The increase is primarily due to incremental selling, general and administrative costs for the acquisitions of Steyr and Fermec in the third and fourth quarters of 1996, respectively, as well as new product launch costs, including marketing, sales support and product introduction expenses, partially offset by lower retail selling expenses as a result of restructuring-related sales of company-owned retail stores and exchange. As a percentage of net sales, selling general and administrative expenses decreased to 9.8% in the second quarter of 1997 as compared to 10.2% in the second quarter of 1996.

  Research, development and engineering expenses were $46 million in both the second quarter of 1997 and 1996, primarily reflecting expenditures for new product development.

  Interest expense for Case's industrial operations was $17 million for the second quarter of 1997, $8 million lower than the same period of 1996. The decrease in interest expense was due to lower average debt levels during the second quarter of 1997 as compared to the second quarter of 1996, and also reflects the impact of strategic refinancing actions taken in the third quarter of 1996.

CREDIT OPERATIONS

  Net income for the second quarter of 1997 was $17 million as compared to $19 million for the second quarter of 1996. The $2 million decrease in year-over-year net income is primarily due to lower net financing margins in a rising interest rate environment and reduced income from asset-backed securitizations. These decreases were partially offset by higher earnings as a result of increased levels of on-balance-sheet receivables.

  Case Credit reported total revenues of $60 million for the second quarter of 1997 as compared to revenues of $59 million for the second quarter of 1996. Finance income earned on retail notes and leases increased $5 million in the second quarter of 1997 as compared to the same period in 1996, primarily due to increased levels of on-balance-sheet receivables. In addition, year-over-year second quarter revenues from rental equipment increased $5 million and revenues from operating leases also increased $5 million, both reflecting the growth in Case Credit's rental equipment and operating lease portfolios. These revenue increases were offset by decreases in net gains on retail notes sold, as well as lower securitization and servicing fee income.

  Interest expense for the second quarter of 1997 was $22 million as compared to $14 million for the second quarter of 1996. The $8 million increase in interest expense primarily relates to higher average debt levels during the second quarter of 1997 as compared to the second quarter of 1996, primarily due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases.

  Operating expenses increased $3 million to a total of $13 million in the second quarter of 1997 as compared to the second quarter of 1996, primarily due to additional depreciation expense for equipment on operating leases as a result of Case Credit's larger operating lease portfolio.

  As of June 30, 1997, Case Credit's serviced portfolio of receivables increased 20% over the same time last year to a record $4.8 billion. Gross receivables acquired in the second quarter of 1997 increased $887 million or 27% to $1.5 billion versus the same period in 1996. During the second quarter of 1997, Case Credit sold $320 million of U.S. and Canadian retail notes to limited-purpose business trusts organized by Case Credit in connection with asset-backed securitization transactions, as compared to $285 million in the second quarter of 1996.

Six Months Ended 1997 vs. Six Months Ended 1996

EARNINGS

  The Company recorded net income of $202 million for the first six months of 1997, up $39 million or 24% as compared to the comparable period of 1996. Primary earnings per share for the first six months of 1997 was $2.65 per share compared to $2.17 per share for the first six months of 1996. The increase in primary earnings per share reflects the year-over-year increase in net income, partially offset by an increase in the number of common shares outstanding.

  The Company recorded income before extraordinary loss of $202 million in the first six months of 1997 as compared to $185 million in the first six months of 1996. In January 1996, the Company repurchased for cash all of its 10 1/2% Senior Subordinated Notes. As a result of the repurchase, the Company recorded an extraordinary loss in the first quarter of 1996 of $22 million, after tax. Earnings per share before extraordinary loss for the first six months of 1997 was $2.65 per share compared to $2.47 per share in the first six months of 1996.

  The Company's industrial operations recorded income, before equity income of Case Credit, of $163 million in the first six months of 1997 versus $140 million in the comparable period of 1996, an increase of $23 million or 16% year-over-year. On a pretax basis, the Company's industrial earnings increased $20 million to $240 million in the first six months of 1997 as compared to the prior year. The industrial effective income tax rate decreased from 36% in the first half of 1996 to 32% in the first half of 1997 primarily due to recognition of tax benefits associated with the Company's foreign sales corporation, research and development tax credits and reductions in the tax valuation reserves in certain foreign jurisdictions, partially offset by state income taxes and foreign income taxed at different rates.

  Operating earnings for the first six months of 1997 were $314 million versus $313 million for the comparable period in 1996. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles and extraordinary loss, including the income of Case Credit on an equity basis. Case's operating earnings for the first six months of 1997 reflects the impact of higher price realization, exchange and restructuring-related savings, offset by inflationary cost increases and higher selling, general and administrative expenses including new product launch costs and product introduction expenses, as well as incremental selling, general and administrative expenses for the Company's 1996 acquisitions.

  A reconciliation of the Company's industrial net income to operating earnings is as follows (in millions):

                                                              CASE INDUSTRIAL
                                                                SIX MONTHS
                                                                   ENDED
                                                                 JUNE 30,
                                                              ----------------
                                                               1997     1996
                                                              -------  -------
      Income before extraordinary loss.......................  $   202  $   185
      Income tax provision...................................       77       80
      Interest expense.......................................       35       48
                                                               -------  -------
        Operating earnings...................................  $   314  $   313
                                                               =======  =======

REVENUES

  On a consolidated basis, worldwide revenues increased $196 million or 7% in the first half of 1997 to $2,833 million. Net sales of equipment and parts increased $220 million or 9% to $2,723 million. The increase in net sales consists primarily of a 11% volume increase and a 2% pricing increase, partially offset by a 2% deterioration resulting from the impact of foreign exchange and a 2% decrease due to retail store divestitures. The year-over-year volume increase reflects net sales increases in each of Case's four geographic regions, including incremental sales from the Company's 1996 acquisitions. Net sales in the Company's emerging markets increased 31% in the first half of 1997 as compared to the same period in 1996, with increases in the Latin American and Asia Pacific regions of 51% and 21%, respectively. Net sales for the first six months of 1997 also increased in Europe and North America, with year-over-year increases of 12% and 4%, respectively. Worldwide net sales of agricultural equipment increased 14% over the first half of 1996, while worldwide sales of construction equipment increased 3% over the same period in 1996.

  Worldwide net sales of agricultural equipment increased 14% in the first six months of 1997 as compared to the same period in 1996. The increase in sales of agricultural equipment in North America was driven by strong increases in sales of MAGNUM(TM) (120-plus horsepower) tractors and 40-plus horsepower tractors, as well as increased sales of combines and implements. Sales of agricultural equipment in Europe reflect increases in all tractor categories, including the impact of the August 1996 Steyr acquisition, as well as increased sales of implements. In the Company's Latin American region, the increase in agricultural sales resulted from strong increases in sales of MAGNUM(TM) tractors, combines and cotton pickers, along with incremental sales of sugar cane harvesters as a result of the June 1996 acquisition of Austoft. Sales of agricultural equipment in the Asia Pacific region reflect increases in sales of 40-plus horsepower tractors, four-wheel drive tractors, combines, cotton pickers and sugar-cane harvesters.

  Worldwide net sales of construction equipment increased 3% in the first half of 1997 versus the first half of 1996. The increase in net sales of construction equipment in Europe primarily reflects increased sales of loader/backhoes and skid steers as a result of the October 1996 acquisition of Fermec. In Europe, the market continues to benefit from a high level of housing construction in the United Kingdom, however the European construction equipment market, in general, continues to experience significant weakness, particularly in France and Germany. In the Company's Latin American region, sales of construction equipment increased in virtually all product lines. In North America, sales of construction equipment in the first six months of 1997 were impacted by lower sales of skid steers and trenchers, partially offset by increased sales of excavators. In the Company's Asia Pacific region, sales of construction equipment were impacted by lower sales of loader/backhoes, wheel loaders and trenchers, partially offset by increased sales of skid steers, excavators and crawlers.

COSTS AND EXPENSES

  Cost of goods sold for the industrial operations increased $167 million to $2,063 million in the first six months of 1997 as compared to the same period in 1996, primarily due to increased sales volumes, including the impact of the Company's 1996 acquisitions. Cost of goods sold as a percentage of net sales was 75.8% in the first six months of 1997 versus 75.7% for the comparable period of 1996. This increase as a percentage of net sales primarily reflects the impact of lower anticipated gross margins resulting from acquisition related sales, changes in geographic and product line sales mix, higher product launch costs, as well as the impact of the sale of company-owned retail stores, partially offset by pricing actions and cost improvement initiatives from restructuring and other cost reduction initiatives.

  Selling, general and administrative expenses for the industrial operations increased $26 million to $296 million for the first six months of 1997 as compared to $270 million in the comparable period of 1996. The increase is primarily due to incremental selling, general and administrative expenses from the Company's 1996 acquisitions, higher new product launch costs and increased selling expenses related to low-rate and other sales financing programs. Case Industrial makes payment to Case Credit in an amount equal to the difference between the rate actually paid by retail customers and the rate charged by Case Credit. These payments are included in selling, general and administrative expenses of Case Industrial and are eliminated to arrive at consolidated selling, general and administrative expenses. These year-over-year increases in selling, general and administrative expenses were partially offset by the impact of foreign currency, lower retail selling expenses as a result of restructuring-related sales of company-owned retail stores and other cost reduction initiatives. As a percentage of net sales, selling general and administrative expenses increased slightly to 10.9% in the first six months of 1997 as compared to 10.8% in the first six months of 1996.

  Research, development and engineering expenses increased to $92 million in the first six months of 1997 as compared to $91 million in the same period in 1996, primarily reflecting expenditures for new product development.

  Interest expense for Case's industrial operations was $35 million for the first six months of 1997, $13 million lower than the same period of 1996. The decrease in interest expense reflects lower average debt levels during the first six months of 1997 as compared to the same period of 1996, as well as reduced funding costs as a result of the January 1996 repurchase of the Company's 10 1/2% Senior Subordinated Notes and the impact of strategic refinancing actions taken in the third quarter of 1996.

  The consolidated effective income tax rate for the first half of 1997 was 32% as compared to 38% in the first six months of 1996. The 1997 effective income tax rate was lower than the U.S. statutory rate of 35% primarily due to recognition of tax benefits associated with the Company's foreign sales corporation, research and development tax credits and reductions in the tax valuation reserves in certain foreign jurisdictions, partially offset by state income taxes and foreign income taxed at different rates. In the first half of 1996, the effective tax rate of 38% was slightly higher than the U.S. statutory tax rate primarily due to state income taxes and foreign income taxed at different rates, partially offset by reductions in the tax valuation reserves in certain foreign jurisdictions.

RESTRUCTURING PROGRAM

  During the second quarter of 1997, the Company closed its Neuss, Germany, manufacturing facility, the single largest step in the Company's long-term restructuring program. The Company transferred production of its MX series tractor from Neuss to other existing Case manufacturing facilities in Racine, Wisconsin, and Doncaster, England. During the second quarter of 1997, Case also closed its Doncaster, England, foundry and sold a parts depot located in Batley, England. In addition, the Company continued its divestiture of company-owned retail stores, selling four stores in the first half of 1997.

CREDIT OPERATIONS

  Net income for the first six months of 1997 was $39 million as compared to $45 million for the first six months of 1996. The $6 million decrease in year-over-year net income primarily reflects lower net financing margins in a rising interest rate environment and reduced income from asset-backed securitizations. These decreases were partially offset by higher earnings as a result of increased levels of on-balance-sheet receivables.

  Case Credit reported total revenues of $126 million for the first six months of 1997 as compared to revenues of $125 million for the first six months of 1996. Finance income earned on retail notes and leases increased $10 million in the first six months of 1997 as compared to the same period in 1996, primarily due to increased levels of on-balance-sheet receivables. In addition, operating lease and rental equipment income increased $8 million and $10 million, respectively, in the first six months of 1997, reflecting the growth in Case Credit's operating lease and rental equipment portfolios. These revenue increases were offset by decreases in net gains on retail notes sold due to lower interest rate margins, as well as lower securitization and servicing fee income.

  Interest expense for the first six months of 1997 was $44 million, up $13 million from the $31 million reported in the first six months of 1996. The increase in interest expense resulted from higher average debt levels during the first six months of 1997 as compared to the first six months of 1996, primarily due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases.

  Operating expenses increased $8 million to a total of $25 million for the first six months of 1997 as compared to the first six months of 1996. This increase primarily resulted from $6 million of additional depreciation expense for equipment on operating leases relating to Case Credit's larger operating lease portfolio.

  During the first six months of 1997, Case Credit's serviced portfolio increased 20% over the comparable period last year to a record $4.8 billion. Gross receivables acquired in the first six months of 1997 were $1.5 billion, an increase of 29% versus the same period in 1996. During the first six months of 1997, limited-purpose business trusts organized by Case Credit issued $830 million of asset-backed securities to outside investors, of which $180 million was issued pursuant to a private Canadian placement. Case Credit sold $822 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. In the first six months of 1996, Case Credit issued and sold $771 million of asset-backed securities to outside investors.

LIQUIDITY AND CAPITAL RESOURCES

  The discussion of liquidity and capital resources focuses on the balance sheets and statements of cash flows. Case's industrial operations are capital intensive and subject to seasonal variations in financing requirements for dealer receivables and inventories. Whenever necessary, funds provided from operations are supplemented from external sources.

  Cash used by operating activities was $291 million in the first six months of 1997. Cash used by the industrial operations was $58 million in the first half of 1997 versus cash provided of $32 million in the first half of 1996. Cash used by Case Credit was $228 million for the first six months of 1997 as compared to $95 million in the same period of 1996. The net cash used from operating activities during the first half of 1997 primarily reflects increased inventories and retail receivables, offset by net income and depreciation and amortization. Inventories have increased since December 31, 1996, primarily reflecting the impact of the Company's 1996 acquisitions, as well as higher inventory levels for impending third quarter shipments to the former Soviet Union. The increase in retail receivables reflects Case Credit's retention of a larger percentage of receivables as opposed to selling those receivables under asset-backed securitization transactions. In addition, the Company also expended $55 million in the first half of 1997 for restructuring-related activities, including initial closure costs for the Neuss, Germany, facility. Cash used by operating activities was $83 million in the first six months of 1996, primarily due to increased acquisitions of retail receivables and leases and increased inventories.

  Cash used by investing activities was $86 million in the first six months of 1997. During the first half of 1997, the Company expended $36 million for property, plant and equipment in comparison to $56 million in the first half of 1996. Cash used by Case Credit was $52 million versus $33 million for the comparable period of 1996, largely reflecting increased year-over-year expenditures for equipment on operating leases due to the growth in Case Credit's operating lease portfolio. Also during the first six months of 1997, the Company completed two strategic acquisitions resulting in approximately $8 million of investment. In the first quarter of 1997, the Company acquired bor-mor, Inc., a North American-based manufacturer of directional drilling equipment, with annual sales of approximately $9 million. Also during the first quarter, the Company acquired the assets of Agri-Logic, a leading developer of software for agricultural applications. During the second quarter of 1997, the Company announced an agreement to acquire Gem Sprayers Limited ("Gem") a U.K.-based manufacturer of self-propelled and trailed/mounted sprayers for agricultural applications. Gem, with 1996 revenues of approximately $12 million, is the leading supplier of sprayers in the U.K. The Company completed the acquisition of Gem on July 17, 1997.

  Net cash provided by financing activities was $440 million in the first half of 1997 primarily due to increases under the Company's short-term debt and revolving credit facilities to fund Case Credit's growing portfolio of receivables. Also in the first quarter of 1997, Case Industrial provided $20 million of additional capitalization for Case Credit.

  The Company received proceeds from the issuance of long-term debt of $500 million during the first six months of 1996. In January 1996, the Company issued $300 million aggregate principal amount of its 7 1/4% unsecured and unsubordinated notes due 2016. In February 1996, Case Credit issued $200 million aggregate principal amount of its 6 1/8% unsecured and unsubordinated notes due 2003 pursuant to a $300 million shelf registration statement filed with the Securities and Exchange Commission in December 1995. The net proceeds from the offering were used to repay indebtedness and finance Case Credit's growing portfolio of receivables.

  The Company repaid $356 million of long-term debt during the first six months of 1996. The proceeds from the $300 million note offering, together with cash and additional borrowings under the Company's credit facilities, were used to exercise the Company's option to repurchase for cash all of the Company's 10 1/2% Senior Subordinated notes and to pay accrued interest thereon. As a result of this repurchase, the Company recorded an extraordinary after tax charge of $22 million in the first quarter of 1996.

  Total debt at June 30, 1997, was $2,529 million, $1,579 million of which related to Case Credit. The consolidated debt to capitalization ratio, defined as total debt divided by the sum of total debt, stockholders' equity and preferred stock with mandatory redemption provisions, was 54.0% at June 30, 1997, and the Company's industrial debt to capitalization ratio was 30.6%. The consolidated and industrial ratios at December 31, 1996 were 51.8% and 30.9%, respectively.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

  The Company has various sources of future liquidity including asset-backed securitization markets, public debt offerings and other available lines of credit. The Company anticipates that it will continue to pool retail receivables and issue asset-backed securities in the United States and Canada depending upon the availability of the asset-backed securities market. In addition, the Company has a $400 million private, revolving wholesale (dealer) receivable asset-backed securitization facility that can be utilized to periodically sell wholesale (dealer) receivables to third party investors.

  On May 14, 1997, the Company's Board of Directors authorized the purchase from time to time of up to four million shares of the Company's Common Stock. The purchase of Case Common Stock under this program is at the Company's discretion, subject to prevailing financial and market conditions.

OUTLOOK

  Strong economic fundamentals are expected to continue to drive growth in Case's markets during 1997.

  Strong demand for agricultural commodities continues around the world, driven by population growth and improving diets within developing nations. While grain stock levels remain relatively low, supply conditions are improving due to favorable harvests to date in 1997. Commodity prices have weakened from historic highs in 1996 driven by ongoing expectations of continued strong harvests that, together with other factors, are expected to contribute to price fluctuation in the future. However, the fundamental outlook for the agricultural sector remains strong.

  In Case's construction equipment market, conditions vary by both country and economic conditions. In North America, demand remains solid as a result of sustained, strong housing starts. In Europe, the market continues to benefit from a high level of housing construction in the U.K., which is being offset by ongoing weakness in the construction sectors in France and Germany. In the Asia Pacific region, the expected recovery of the Australian housing market is showing further promise, but has yet to be fully realized. In Latin America, economic conditions in Brazil and Mexico have improved and retail sales of construction equipment are expected to be strong year-over-year.

  The information included in the "Outlook" section represents forward-looking statements and involves risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The Company's outlook is predominantly based on its interpretation of what it considers key economic assumptions. Crop production and commodity prices are strongly affected by weather and can fluctuate significantly. Housing starts and other construction activity are sensitive to interest rates and government spending. Some of the other significant factors for the Company include general economic conditions, the cyclical nature of its business, foreign currency movements, the Company's access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), changes in environmental laws and employee relations. Further information concerning factors that could significantly impact expected results is included in the following sections of the Company's Form 10-K Annual Report for 1996, as filed with the Securities and Exchange Commission: Business--Employees, Business-- Environmental Matters, Business--Significant International Operations, Business--Seasonality and Production Schedules, Business--Competition, Legal Proceedings, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  For a description of legal proceedings to which the Company is party, see footnote 8 to the Case financial statements included in this Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of Stockholders of the Company was held on May 14, 1997. At the meeting, stockholders voted upon (i) the election of a Board of Directors to serve until the 1998 Annual Meeting of Stockholders and until their successors are elected and have qualified, and (ii) the appointment of Arthur Andersen LLP as independent public accountants for the year 1997. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There were 64,861,429 shares of common stock present at the meeting in person or by proxy, each such share being entitled to one vote on each matter being voted upon.

  There was no solicitation in opposition to management's nominees for director as listed in the proxy statement for the meeting and all such nominees were elected by the following vote:

      NOMINEE                                          VOTES FOR  VOTES WITHHELD
      -------                                          ---------- --------------
      Pei-yuan Chia................................... 64,723,943     137,486
      Jeffery T. Grade................................ 64,724,991     136,438
      Thomas R. Hodgson............................... 64,729,035     132,394
      Katherine M. Hudson............................. 64,722,191     139,238
      Dana G. Mead.................................... 59,760,524   5,100,905
      Gerald Rosenfeld................................ 64,260,820     600,609
      Jean-Pierre Rosso............................... 64,727,356     134,073
      Theodore R. Tetzlaff............................ 64,075,708     785,721
      Thomas N. Urban................................. 64,728,161     133,268

  The appointment of Arthur Andersen LLP as independent public accountants was approved by the following vote:

                                           VOTES
             VOTES FOR                    AGAINST                                   ABSTENTIONS
             ---------                    -------                                   -----------
             64,702,522                   47,561                                      111,346

  There were no broker non-votes on either of the aforementioned matters at the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

  A list of the exhibits included as part of this Form 10-Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

  (b) Reports on Form 8-K.

  In a Current Report filed on Form 8-K dated May 14, 1997, the Company reported the issuance of a press release disclosing that the Board of Directors of Case Corporation authorized the purchase from time to time of up to four million shares of the Company's Common Stock.

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

Date: August 14, 1997

                                 EXHIBIT INDEX

                                                                   SEQUENTIAL
 EXHIBIT                                                              PAGE
 NUMBER                  DESCRIPTION OF EXHIBITS                     NUMBER
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