Form 10-Q
period 1997-09-30
CASE CORP
filed 1997-11-13
CIK 922321

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

  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

  Common Stock, par value $0.01 per share 75,102,956 shares outstanding as of September 30, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Case Corporation and Consolidated Subsidiaries--
    Balance Sheets........................................................   2
    Statements of Income..................................................   3
    Statements of Cash Flows..............................................   5
    Statements of Changes in Stockholders' Equity.........................   6
    Notes to Financial Statements.........................................   7
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  13
Part II--Other Information
  Item 1. Legal Proceedings...............................................  22
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  22

--------
   * No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                     PART I
                             FINANCIAL INFORMATION

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1997, AND DECEMBER 31, 1996
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                 CONSOLIDATED             CASE INDUSTRIAL              CASE CREDIT
                          -------------------------- -------------------------- --------------------------
                          SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30, DECEMBER 31,
         ASSETS               1997          1996         1997          1996         1997          1996
         ------           ------------- ------------ ------------- ------------ ------------- ------------
Current Assets:
 Cash and cash
  equivalents...........     $   167      $   116       $   122      $    99       $   45        $   17
 Accounts and notes
  receivable:
 Trade..................       2,002        1,674         1,451        1,302          551           372
 Affiliates.............          --           --             8            3           13            13
 Other..................          64           25            49           25           15            --
 Inventories............       1,155          988         1,155          988           --            --
 Deferred income taxes..         165          188           146          171           19            17
 Prepayments and other..          45           62            44           62            1            --
                             -------      -------       -------      -------       ------        ------
   Total current assets.       3,598        3,053         2,975        2,650          644           419
                             -------      -------       -------      -------       ------        ------
Long-Term Receivables...       1,324        1,361           166          309        1,144         1,036
Other Assets:
 Investments in joint
  ventures..............          83           63            67           63           16            --
 Investment in Case
  Credit................          --           --           318          240           --            --
 Goodwill and
  intangibles...........         304          306           304          306           --            --
 Other..................         359          269           190          185          183           100
                             -------      -------       -------      -------       ------        ------
   Total other assets...         746          638           879          794          199           100
                             -------      -------       -------      -------       ------        ------
Property, Plant and
 Equipment, at cost.....       1,959        2,075         1,955        2,072            4             3
 Accumulated
  depreciation..........      (1,054)      (1,068)       (1,053)      (1,067)          (1)           (1)
                             -------      -------       -------      -------       ------        ------
Net property, plant and
 equipment..............         905        1,007           902        1,005            3             2
                             -------      -------       -------      -------       ------        ------
   Total................     $ 6,573      $ 6,059       $ 4,922      $ 4,758       $1,990        $1,557
                             =======      =======       =======      =======       ======        ======
 LIABILITIES AND EQUITY
 ----------------------
Current Liabilities:
 Current maturities of
  long-term debt........     $     8      $     9       $     8      $     9       $   --        $   --
 Short-term debt........       1,439        1,002           240          173        1,199           829
 Accounts payable.......         603          578           596          564           28            30
 Restructuring
  liability.............          69          176            69          176           --            --
 Other accrued
  liabilities...........         713          778           681          735           32            43
                             -------      -------       -------      -------       ------        ------
   Total current
    liabilities.........       2,832        2,543         1,594        1,657        1,259           902
                             -------      -------       -------      -------       ------        ------
Long-Term Debt..........       1,100        1,119           690          704          410           415
Other Liabilities:
 Pension benefits.......         114          128           114          128           --            --
 Other postretirement
  benefits..............         133          115           133          115           --            --
 Other postemployment
  benefits..............          40           40            40           40           --            --
 Other..................         149          132           149          132           --            --
                             -------      -------       -------      -------       ------        ------
   Total other
    liabilities.........         436          415           436          415           --            --
                             -------      -------       -------      -------       ------        ------
 Commitments and
  Contingencies (Note 8
  ).....................
 Minority Interest......           3            1            --            1            3            --
 Preferred Stock with
  Mandatory Redemption
  Provisions............          77           77            77           77           --            --
 Stockholders' Equity:
 Common Stock, $0.01 par
  value; authorized
  200,000,000 shares,
  issued 75,560,198,
  outstanding,
  75,102,956, as of
  September 30, 1997....           1            1             1            1           --            --
 Paid-in capital........       1,297        1,238         1,297        1,238          219           199
 Cumulative translation
  adjustment............         (77)         (14)          (77)         (14)         (10)           (6)
 Unearned compensation
  on restricted stock...         (15)          (9)          (15)          (9)          --            --
 Pension liability
  adjustment............          (4)          (4)           (4)          (4)          --            --
 Retained earnings......         956          693           956          693          109            47
 Treasury stock, 457,242
  shares, at cost, as of
  September 30, 1997....         (33)          (1)          (33)          (1)          --            --
                             -------      -------       -------      -------       ------        ------
 Total stockholders'
  equity................       2,125        1,904         2,125        1,904          318           240
                             -------      -------       -------      -------       ------        ------
   Total................     $ 6,573      $ 6,059       $ 4,922      $ 4,758       $1,990        $1,557
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

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         CONSOLIDATED
                                                  ----------------------------
                                                  THREE MONTHS    NINE MONTHS
                                                      ENDED          ENDED
                                                  SEPTEMBER 30,  SEPTEMBER 30,
                                                  -------------  -------------
                                                   1997   1996    1997   1996
                                                  ------ ------  ------ ------
Revenues:
  Net sales...................................... $1,380 $1,149  $4,103 $3,652
  Interest income and other......................     64     50     174    184
                                                  ------ ------  ------ ------
                                                   1,444  1,199   4,277  3,836
Costs and Expenses:
  Cost of goods sold.............................  1,075    880   3,138  2,776
  Selling, general and administrative............    144    134     421    393
  Research, development and engineering..........     49     49     141    140
  Interest expense...............................     47     43     126    121
  Other, net.....................................     14      6      39     22
                                                  ------ ------  ------ ------
Income before taxes and extraordinary loss.......    115     87     412    384
Income tax provision.............................     37     25     132    137
                                                  ------ ------  ------ ------
                                                      78     62     280    247
Equity in income--Case Credit....................     --     --      --     --
                                                  ------ ------  ------ ------
Income before extraordinary loss.................     78     62     280    247
Extraordinary loss...............................     --    (11)     --    (33)
                                                  ------ ------  ------ ------
Net income....................................... $   78 $   51  $  280 $  214
                                                  ====== ======  ====== ======
Preferred stock dividends........................      2      2       5      5
                                                  ------ ------  ------ ------
Net income to common............................. $   76 $   49  $  275 $  209
                                                  ====== ======  ====== ======
Per share data:
  Primary earnings per share of common stock..... $ 1.00 $ 0.66  $ 3.65 $ 2.83
                                                  ====== ======  ====== ======
  Fully diluted earnings per share of common
   stock......................................... $ 0.98 $ 0.66  $ 3.54 $ 2.77
                                                  ====== ======  ====== ======


  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.
   Reference is made to Note 1 for definitions of "Case Industrial" and "Case
                                    Credit."

            CASE INDUSTRIAL                   CASE CREDIT
     -------------------------------- ------------------------------
      THREE MONTHS      NINE MONTHS   THREE MONTHS      NINE MONTHS
          ENDED            ENDED          ENDED            ENDED
      SEPTEMBER 30,    SEPTEMBER 30,  SEPTEMBER 30,    SEPTEMBER 30,
     ----------------- -------------  --------------   -------------
      1997     1996     1997   1996    1997    1996     1997   1996
     -------  -------  ------ ------  ------  ------   ------ ------
     $ 1,380  $ 1,149  $4,103 $3,652  $   --  $   --   $   -- $   --
           7       16      25     49      75      61      201    186
     -------  -------  ------ ------  ------  ------   ------ ------
       1,387    1,165   4,128  3,701      75      61      201    186
       1,075      880   3,138  2,776      --      --       --     --
         155      153     451    423       7       8       22     20
          49       49     141    140      --      --       --     --
          19       21      54     69      28      22       72     53
           8        3      23     14       6       3       16      8
     -------  -------  ------ ------  ------  ------   ------ ------
          81       59     321    279      34      28       91    105
          26       20     103    100      11       5       29     37
     -------  -------  ------ ------  ------  ------   ------ ------
          55       39     218    179      23      23       62     68
          23       23      62     68      --      --       --     --
     -------  -------  ------ ------  ------  ------   ------ ------
          78       62     280    247      23      23       62     68
          --      (11)     --    (33)     --      (3)      --     (3)
     -------  -------  ------ ------  ------  ------   ------ ------
     $    78  $    51  $  280 $  214  $   23  $   20   $   62 $   65
     =======  =======  ====== ======  ======  ======   ====== ======

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (IN MILLIONS)
                                  (UNAUDITED)

                              CONSOLIDATED    CASE INDUSTRIAL    CASE CREDIT
                              --------------  ----------------  --------------
                               NINE MONTHS      NINE MONTHS      NINE MONTHS
                                  ENDED            ENDED            ENDED
                              SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                              --------------  ----------------  --------------
                               1997    1996    1997     1996     1997    1996
                              ------  ------  -------  -------  ------  ------
Operating activities:
 Net income.................. $  280  $  214  $   280  $   214  $   62  $   65
 Adjustments to reconcile net
  income to net cash provided
  (used) by operating
  activities--
 Depreciation and
  amortization...............    118     104      102       95      16       9
 Deferred income tax expense
  (benefit)..................     16       7       18        8      (2)     (1)
 (Gain) loss on disposal of
  fixed assets...............     (1)      3       (1)       3      --      --
 Extraordinary loss, after
  tax........................     --      33       --       33      --       3
 Cash paid for
  restructuring..............   (104)    (51)    (104)     (51)     --      --
 Undistributed earnings of
  unconsolidated
  subsidiaries...............     (4)     (4)     (66)     (51)     --      --
 Changes in components of
  working capital--
  Increase in receivables....   (455)   (257)    (260)     (69)   (198)   (188)
  Increase in inventories....   (227)   (179)    (227)    (179)     --      --
  Decrease (increase) in
   prepayments and other
   current assets............     15     (13)      15      (14)     --       1
  Increase (decrease) in
   payables..................     72       7       79       12      (3)     (5)
  Increase (decrease) in
   accrued liabilities.......    (38)    (30)     (27)     (33)    (10)      3
 Decrease (increase) in
  long-term receivables......     26     196      135      182    (112)     14
 Increase in other
  liabilities................     58      12       58       12      --      --
 Other, net..................    (42)     14       (8)      14     (33)     (1)
                              ------  ------  -------  -------  ------  ------
     Net cash provided (used)
      by operating
      activities.............   (286)     56       (6)     176    (280)   (100)
                              ------  ------  -------  -------  ------  ------
Investing activities:
 Proceeds from sale of
  businesses and assets......     28      15       28       15      --      --
 Expenditures for property,
  plant and equipment........    (65)    (94)     (64)     (92)     (1)     (2)
 Expenditures for equipment
  on operating leases........    (68)    (53)      --       --     (68)    (53)
 Acquisitions and
  investments................    (28)    (80)     (12)     (80)    (16)     --
                              ------  ------  -------  -------  ------  ------
     Net cash provided (used)
      by investing
      activities.............   (133)   (212)     (48)    (157)    (85)    (55)
                              ------  ------  -------  -------  ------  ------
Financing activities:
 Proceeds from issuance of
  long-term debt.............     --     500       --      300      --     200
 Payment of long-term debt...     --    (644)      --     (644)     --      --
 Net increase (decrease) in
  short-term debt and
  revolving credit
  facilities.................    463     219       90      235     373     (16)
 Capital contribution........     --      --      (20)      --      20      --
 Proceeds from issuance of
  common stock...............     45      55       45       55      --      --
 Dividends paid (common and
  preferred).................    (16)    (16)     (16)     (16)     --     (20)
 Repurchases of common
  stock......................    (32)     --      (32)      --      --      --
 Other, net..................     13       4       13        3      --       1
                              ------  ------  -------  -------  ------  ------
     Net cash provided (used)
      by financing
      activities.............    473     118       80      (67)    393     165
                              ------  ------  -------  -------  ------  ------
Effect of foreign exchange
 rate changes on cash and
 cash equivalents............     (3)     (1)      (3)      (1)     --      --
                              ------  ------  -------  -------  ------  ------
Increase (decrease) in cash
 and cash equivalents........ $   51  $  (39) $    23  $   (49) $   28  $   10
Cash and cash equivalents,
 beginning of period.........    116     132       99      117      17      15
                              ------  ------  -------  -------  ------  ------
Cash and cash equivalents,
 end of period............... $  167  $   93  $   122  $    68  $   45  $   25
                              ======  ======  =======  =======  ======  ======
Cash paid during the period
 for interest................ $  143  $  136  $    65  $    84  $   78  $   52
                              ======  ======  =======  =======  ======  ======
Cash paid during the period
 for taxes................... $  125  $  102  $    94  $    55  $   31  $   47
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

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                         CUMULATIVE                PENSION
                          COMMON PAID-IN TRANSLATION   UNEARNED   LIABILITY  RETAINED TREASURY
                          STOCK  CAPITAL ADJUSTMENT  COMPENSATION ADJUSTMENT EARNINGS  STOCK   TOTAL
                          ------ ------- ----------- ------------ ---------- -------- -------- ------
BALANCE, DECEMBER 31,
 1995...................   $ 1   $1,154     $(21)        $(10)       $(2)      $399     $ (1)  $1,520
 Net income.............    --       --       --           --         --        316       --      316
 Dividends declared.....    --       --       --           --         --        (22)      --      (22)
 Translation adjustment.    --       --        7           --         --         --       --        7
 Capital contributions
  on stock issuance.....    --       84       --           --         --         --       --       84
 Recognition of
  compensation on
  restricted stock......    --       --       --            4         --         --       --        4
 Issuance of restricted
  stock.................    --       --       --           (3)        --         --       --       (3)
 Pension liability
  adjustment............    --       --       --           --         (2)        --       --       (2)
                           ---   ------     ----         ----        ---       ----     ----   ------
BALANCE, DECEMBER 31,
 1996...................     1    1,238      (14)          (9)        (4)       693       (1)   1,904
 Net income.............    --       --       --           --         --        280       --      280
 Dividends declared.....    --       --       --           --         --        (17)      --      (17)
 Translation adjustment.    --       --      (63)          --         --         --       --      (63)
 Capital contributions
  on stock issuance.....    --       48       --           --         --         --       --       48
 Recognition of
  compensation on
  restricted stock......    --       --       --            5         --         --       --        5
 Issuance of restricted
  stock.................    --       11                   (11)        --         --       --       --
 Acquisition of treasury
  stock.................    --       --       --           --         --         --      (32)     (32)
                           ---   ------     ----         ----        ---       ----     ----   ------
BALANCE, SEPTEMBER 30,
 1997...................   $ 1   $1,297     $(77)        $(15)       $(4)      $956     $(33)  $2,125
                           ===   ======     ====         ====        ===       ====     ====   ======


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

  Case Credit--The financial information captioned "Case Credit" reflects the consolidation of Case's retail credit subsidiaries.

  All significant intercompany transactions, including activity within and between Case Industrial and Case Credit, have been eliminated.

  In the opinion of management, the accompanying unaudited financial statements of Case Corporation and Consolidated Subsidiaries contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of September 30, 1997, and the results of operations, changes in stockholders' equity and cash flows for the periods indicated. Interim financial results are not necessarily indicative of operating results for an entire year.

  Certain reclassifications have been made to conform the prior years' financial statements to the 1997 presentation.

(2) EXTRAORDINARY LOSS

  In the first quarter of 1996, the Company sold $300 million aggregate principal amount of its 7 1/4% unsecured and unsubordinated notes due 2016 pursuant to a shelf registration statement filed with the Securities and Exchange Commission in June 1995. The net proceeds from the offering, together with cash and additional borrowings under the Company's credit facilities, were used to exercise the Company's option to repurchase for cash all of the Company's 10 1/2% Senior Subordinated Notes and pay accrued interest thereon. As a result of the repurchase, the Company recorded a $22 million extraordinary, after-tax charge in the first quarter of 1996.

  On August 23, 1996, the Company established new credit facilities consisting of $3.4 billion in lines of credit and liquidity facilities. As a result of establishing the new credit facilities, the Company recorded an $11 million extraordinary, after-tax charge in the third quarter of 1996 for the write-off of unamortized bank fees related to the original bank agreements established at the time of the Company's initial public offering in June 1994.

(3) INVENTORIES

  Inventories are stated at the lower of cost or market, generally using the first-in, first-out (FIFO) method. Inventory cost includes material, labor and overhead.

  Inventories consist of the following (in millions):

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1997          1996
                                                      ------------- ------------
      Raw materials..................................    $  214         $175
      Work-in-process................................       107          147
      Finished goods.................................       834          666
                                                         ------         ----
          Total inventories..........................    $1,155         $988
                                                         ======         ====

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4) ASSET-BACKED SECURITIZATIONS

  In the first nine months of 1997, limited-purpose business trusts organized by Case Credit issued $1,706 million of asset-backed securities to outside investors. Case Credit has sold $1,301 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. In the first nine months of 1996, Case Credit issued asset-backed securities totaling $1,646 million, selling $1,238 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. The proceeds from the sale of retail notes were used to repay outstanding debt and to finance additional receivables.

(5) INCOME TAXES

  On a consolidated basis, the Company's effective income tax rate of 32% for the first nine months of 1997 was lower than the U.S. statutory tax rate of 35% primarily due to recognition of tax benefits associated with the Company's foreign sales corporation, research and development tax credits and a reduction in the tax valuation reserve in certain foreign jurisdictions, partially offset by state income taxes and foreign income taxed at different rates. On a consolidated basis, the Company's effective income tax rate of 36% for the first nine months of 1996 was slightly higher than the U.S. statutory tax rate primarily due to state income taxes and foreign income taxed at different rates, partially offset by the recognition of research and development tax credits, tax savings related to the Company's foreign sales corporation and reductions in tax valuation reserves in certain foreign jurisdictions.

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

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

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

  Case had foreign exchange contracts with a notional value of $233 million at September 30, 1997. Case had foreign exchange contracts with a notional value of $652 million at December 31, 1996.

INTEREST RATE SWAPS

  Case enters into interest rate swaps to stabilize funding costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, the Company contracts with a counterparty to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap. Swap contracts are principally between one and four years in duration. The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized in net income as an adjustment to interest expense.

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

  The weighted-average pay and receive rates for the swaps outstanding at September 30, 1997, were 6.36% and 5.05%, respectively. The weighted-average pay and receive rates for the swaps outstanding at December 31, 1996, were 6.80% and 5.00%, respectively.

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

  At September 30, 1997, Case Credit had a back-to-back cap at a rate of 7.00%, at a notional amount of approximately $31 million. At December 31, 1996, Case Credit had a back-to-back cap at a rate of 7.00%, at a notional amount of approximately $98 million.

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

(7) ACQUISITIONS AND INVESTMENTS

  During the third quarter of 1997, the Company acquired Gem Sprayers Limited ("Gem"), a U.K.-based manufacturer of self-propelled and trailed/mounted sprayers for agricultural applications. Gem, with 1996 revenues of approximately $12 million, is the leading supplier of sprayers in the U.K. In the first quarter of 1997, the Company acquired bor-mor Inc., a North American-based manufacturer of directional drilling equipment, with 1996 revenues of approximately $9 million. Also during the first quarter, the Company acquired Agri-Logic, a leading developer of software for agricultural applications.

  During the third quarter of 1997, Case Credit announced a joint venture with UFB LOCABAIL, SA, a subsidiary of Compagnie Bancaire, to provide financing for Case's European dealers and retail customers. The formation of this new venture, Case Credit Europe S.A.S., establishes the first pan-European finance organization to serve both the agricultural and construction equipment markets in the region. Also during the third quarter, Case Credit and Cummins Engine Company, Inc. ("Cummins") entered into an agreement under which Case Credit will offer financing to all qualified North American retail purchasers, dealers and manufacturers of industrial equipment powered by Cummins engines.

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

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9) EARNINGS PER SHARE OF COMMON STOCK

                                                       THREE
                                                      MONTHS
                                                       ENDED      NINE MONTHS
                                                     SEPTEMBER       ENDED
                                                        30,      SEPTEMBER 30,
                                                    -----------  -------------
                                                    1997  1996    1997   1996
                                                    ----- -----  ------ ------
Earnings per average share of Common Stock (shares
 in millions):
Primary
-------
  Net earnings after preferred stock dividends and
   before extraordinary loss....................... $1.00 $0.81  $ 3.65 $ 3.28
  Extraordinary loss...............................   --  (0.15)    --   (0.45)
                                                    ----- -----  ------ ------
  Net earnings per share of common stock........... $1.00 $0.66  $ 3.65 $ 2.83
                                                    ===== =====  ====== ======
  Average common and common equivalent shares
   outstanding.....................................    76    74      75     74
Fully Diluted
-------------
  Net earnings before extraordinary loss........... $0.98 $0.80  $ 3.54 $ 3.20
  Extraordinary loss...............................    -- (0.14)     --  (0.43)
                                                    ----- -----  ------ ------
  Net earnings per share of common stock........... $0.98 $0.66  $ 3.54 $ 2.77
                                                    ===== =====  ====== ======
  Average common and common equivalent shares
   outstanding.....................................    79    78      79     77




  In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Case will adopt SFAS No. 128 effective for the year ending December 31, 1997. The pro forma impact of adopting SFAS No. 128 for the three and nine month periods ended September 30, 1997 and 1996, is as follows:

                                                    PRO FORMA      PRO FORMA
                                                  THREE MONTHS    NINE MONTHS
                                                      ENDED          ENDED
                                                  SEPTEMBER 30,  SEPTEMBER 30,
                                                  -------------  -------------
                                                   1997   1996    1997   1996
                                                  ------ ------  ------ ------
Earnings per average share of Common Stock
 (shares in millions):
Basic
-----
  Net earnings after preferred stock dividends
   and before extraordinary loss................. $ 1.03 $ 0.83  $ 3.72 $ 3.36
  Extraordinary loss.............................    --   (0.15)    --   (0.46)
                                                  ------ ------  ------ ------
  Net earnings per share of common stock......... $ 1.03 $ 0.68  $ 3.72 $ 2.90
                                                  ====== ======  ====== ======
  Average common shares outstanding..............     74     72      74     72
Diluted
-------
  Net earnings before extraordinary loss......... $ 0.98 $ 0.80  $ 3.54 $ 3.20
  Extraordinary loss.............................    --   (0.14)    --   (0.43)
                                                  ------ ------  ------ ------
  Net earnings per share of common stock......... $ 0.98 $ 0.66  $ 3.54 $ 2.77
                                                  ====== ======  ====== ======
  Average common and common equivalent shares
   outstanding...................................     79     78      79     77

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)


(10) SUBSEQUENT EVENTS

  In October 1997, the Company announced an agreement to acquire the outstanding shares of Fortschritt Erntemaschinen GmbH ("Fortschritt"). Based in Neustadt, Germany, Fortschritt manufactures hay and forage equipment, including self-propelled forage harvesters, large square balers and windrowers. Case also agreed to acquire select assets of two other German companies including intellectual property and production and distribution rights related to self-propelled forage harvesters and combines. These acquisitions will provide Case with a broad range of conventional and rotary combines in Europe and significantly expand the Company's line of harvesting equipment in that region. Combined sales of the Fortschritt and other products included in the agreements were approximately $110 million in 1996. The Company anticipates completion of these acquisitions in the fourth quarter of 1997.

  On October 16, 1997, Case Credit issued $150 million aggregate principal amount of its 6.75% unsecured and unsubordinated notes due 2007 pursuant to a $700 million shelf registration statement filed with the Securities and Exchange Commission in September 1997. The net proceeds from the offering will be used to fund Case Credit's growing portfolio of receivables and for other corporate purposes, including the repayment of indebtedness.

  On October 17, 1997, Case Credit Australia Pty Ltd replaced its A$250 million revolving credit facilities with A$1.0 billion in new credit facilities. These new facilities are guaranteed by Case Credit Corporation and are comprised of a A$400 million commercial paper program that is backed by a syndicated credit facility, and a A$600 million medium-term note program. Under the terms of the commercial paper program, the principal amount of the commercial paper outstanding, combined with the amounts outstanding under the syndicated credit facility, cannot exceed a total of A$400 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF RESULTS OF OPERATIONS

 Third Quarter 1997 vs. Third Quarter 1996

EARNINGS

  The Company recorded net income, before extraordinary items, of $78 million in the third quarter of 1997 up 26% or $16 million from $62 million in the same period of 1996. Net income in the third quarter of 1997 was $78 million with primary earnings per share of $1.00, versus net income and primary earnings per share of $51 million and $0.66, respectively, in the third quarter of 1996. Case recorded an $11 million extraordinary, after-tax charge in the third quarter of 1996 for the write-off of unamortized bank fees in conjunction with the establishment of new credit facilities. The 52% increase in primary earnings per share reflects the year-over-year increase in net income partially offset by an increase in the number of common shares outstanding.

  The Company's industrial operations recorded income, before equity income of Case Credit, of $55 million in the third quarter of 1997 versus $39 million in the comparable quarter of 1996, an increase of 41% year-over-year. On a pretax basis, the Company's industrial operations recorded third quarter earnings of $81 million in comparison to $59 million in 1996, a $22 million or 37% increase over prior year. The industrial effective income tax rate decreased from 34% in the third quarter of 1996 to 32% in the third quarter of 1997 primarily due to tax benefits associated with the Company's foreign sales corporation, research and development tax credits and reductions in the tax valuation reserves in certain foreign jurisdictions, partially offset by state income taxes and foreign income taxed at different rates.

  Case's operating earnings for the third quarter of 1997 were $123 million versus $103 million for the same period in 1996. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles and extraordinary loss, including the income of Case Credit on an equity basis. The $20 million year-over-year increase in operating earnings is primarily attributable to pricing gains and higher volumes, along with contributions from acquisitions and restructuring-related savings, partially offset by inflationary cost increases and retail store divestitures.

  A reconciliation of the Company's industrial net income to operating earnings is as follows (in millions):

                                                                       CASE
                                                                    INDUSTRIAL
                                                                       THREE
                                                                      MONTHS
                                                                       ENDED
                                                                     SEPTEMBER
                                                                        30,
                                                                    -----------
                                                                    1997  1996
                                                                    ----- -----
      Income before extraordinary loss............................. $  78 $  62
      Income tax provision.........................................    26    20
      Interest expense.............................................    19    21
                                                                    ----- -----
          Operating earnings....................................... $ 123 $ 103
                                                                    ===== =====

REVENUES

  On a consolidated basis, worldwide revenues increased $245 million or 20% in the third quarter of 1997 to $1,444 million. Net sales of equipment and parts increased $231 million or 20% to $1,380 million. The increase in net sales consists primarily of a 25% volume increase and a 2% pricing increase partially offset by a 5% deterioration as a result of foreign currency and a 2% decrease resulting from retail store divestitures. The year-over-year volume increase reflects net sales increases in each of Case's four geographic regions, including incremental sales from acquisitions. Net sales in the third quarter of 1997 increased 30% in Europe and 13% in North America, as compared with prior year levels. In addition, net sales in the Company's emerging markets increased 27% for the third quarter of 1997 as compared to the prior year, with increases in the Latin America and Asia Pacific regions of 74% and 6%, respectively. Worldwide, third quarter net sales of agricultural equipment increased 25% over the comparable period in 1996, while third quarter sales of construction equipment increased 23% over the same period in 1996.

  Worldwide net sales of agricultural equipment increased 25% in the third quarter of 1997 as compared to the same period in 1996. The increase in sales of agricultural equipment in North America reflects both the success of the new MX series Maxxum (mid-horsepower) tractors launched earlier this year, as well as strong increases in sales of MAGNUM(TM) (120-plus horsepower) tractors, cotton pickers and combines. The increase in sales of agricultural equipment in Europe reflects a significant increase in sales of combines and high-horsepower tractors, including higher year-over-year sales of both combines and high-horsepower tractors to the former Soviet Union, as well as increased sales of cotton pickers and implements. In Europe, the August 1996 acquisition of Steyr contributed to the increase in sales of tractors in all horsepower categories, driven by the combined strength of the Case-Steyr tractor line. In the Company's Asia Pacific region, the increase in agricultural sales resulted from strong increases in sales of low and mid-range horsepower tractors, primarily reflecting strong customer demand for the new MX series tractors, as well as increased sales of combines. In the Company's Latin America region, the increase in agricultural sales resulted from strong sales of 40-plus horsepower tractors, MAGNUM(TM) tractors and implements, along with incremental sales of sugar cane harvesters as a result of the June 1996 acquisition of Austoft.

  Worldwide net sales of construction equipment increased 23% in the third quarter of 1997 as compared to the third quarter of 1996. The increase in net sales of construction equipment in North America reflects significant year-over-year increases in sales of loader/backhoes, wheel loaders, crawlers and excavators. These increases were partially offset by lower skid steer sales as a result of the phased launch of the new XT line of high-end skid steers. The increase in net sales of construction equipment in Europe primarily reflects increased sales of loader/backhoes, wheel loaders and skid steers as a result of the October 1996 acquisition of Fermec. In the Company's Asia Pacific region, sales of construction equipment primarily increased due to higher year-over-year increases in sales of loader/backhoes and skid steers. In the Company's Latin American region, sales of construction equipment increased significantly in all categories, reflecting improvements in the Brazilian and Mexican economies as compared to 1996.

COSTS AND EXPENSES

  Cost of goods sold for the industrial operations increased $195 million to $1,075 million in the third quarter of 1997 as compared to the same period in 1996, primarily due to the year-over-year volume increase. Cost of goods sold as a percentage of net sales increased to 77.9% in the third quarter of 1997 from 76.6% in the third quarter of 1996. The year-over-year increase in cost of goods sold as a percentage of net sales primarily reflects changes in product and geographic sales mix, including the impact of acquisitions, as well as the impact of higher new product launch costs and retail store divestitures, partially offset by pricing actions and the continued success of the Company's cost reduction initiatives.

  Selling, general and administrative expenses for the industrial operations were $155 million in the third quarter of 1997 as compared to $153 million in the comparable period of 1996. As a percentage of net sales, selling general and administrative expenses decreased to 11.2% in the third quarter of 1997 as compared to 13.3% in the third quarter of 1996. This year-over-year decrease as a percentage of net sales reflects the impact of the Company's ongoing cost reduction initiatives including lower retail selling expenses as a result of restructuring-related sales of company-owned retail stores, the impact of foreign exchange, and reductions in selling expenses related to low rate and other sales financing programs. Case Industrial makes payment to Case Credit in an amount equal to the difference between the rate actually paid by retail customers and the rate charged by Case Credit. These payments are included in selling, general and administrative expenses of Case Industrial and are eliminated to arrive at consolidated selling, general and administrative expenses. These decreases were partially offset by incremental selling, general and administrative costs for the acquisitions of Steyr and Fermec in the third and fourth quarters of 1996, respectively.

  Research, development and engineering expenses were $49 million in both the third quarter of 1997 and 1996, reflecting the Company's continued investment in new product development.

  Interest expense for Case's industrial operations was $19 million for the third quarter of 1997, $2 million lower than the same period of 1996. The decrease in interest expense was due to lower average debt levels during the third quarter of 1997 as compared to the third quarter of 1996, and also reflects the impact of new credit facilities that were established in August 1996.

CREDIT OPERATIONS

  Case Credit recorded net income, before extraordinary items, of $23 million in both the third quarter of 1997 and the third quarter of 1996. Net income in the third quarter of 1997 was $23 million, or $3 million higher than the $20 million of net income recorded in the comparable period of 1996. As compared to prior year, Case Credit's net income for the third quarter of 1997 reflects higher earnings as a result of increased levels of on-balance-sheet receivables and growth in Case Credit's operating lease portfolio, partially offset by reduced income from asset-backed securitizations. Case Credit also recorded a $3 million extraordinary, after-tax charge in the third quarter of 1996 for the write-off of unamortized bank fees in conjunction with the establishment of new credit facilities. In addition, Case Credit's net income in the third quarter of 1997 was adversely impacted by a higher tax rate as compared to the third quarter of 1996.

  Case Credit reported revenues of $75 million for the third quarter of 1997 as compared to revenues of $61 million for the third quarter of 1996. Finance income earned on retail notes and finance leases increased $11 million in the third quarter of 1997 as compared to the same period in 1996, primarily due to increased levels of on-balance-sheet receivables. In addition, year-over-year third quarter revenues from operating leases increased $5 million, reflecting the growth in Case Credit's operating lease portfolio. These revenue increases were offset by lower securitization and servicing fee income. Case Credit continues to implement its asset-management strategy of retaining a larger percentage of assets on balance sheet, as opposed to selling those assets through asset-backed securitizations. Long term, the Company believes this strategy will generate a more stable earnings performance for Case Credit.

  Interest expense for the third quarter of 1997 was $28 million as compared to $22 million for the third quarter of 1996. The $6 million increase in interest expense primarily relates to higher average debt levels during the third quarter of 1997 as compared to the third quarter of 1996, largely due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases.

  Operating expenses increased $2 million to a total of $13 million in the third quarter of 1997 as compared to the third quarter of 1996, primarily due to additional depreciation expense for equipment on operating leases as a result of Case Credit's larger operating lease portfolio.

  As of September 30, 1997, Case Credit's serviced portfolio of receivables increased 20% over the same time last year to a record $4.9 billion. Gross receivables acquired in the third quarter of 1997 increased $795 million or 17% to $2.3 billion versus the same period in 1996.

 Nine Months Ended 1997 vs. Nine Months Ended 1996

EARNINGS

  The Company recorded income, before extraordinary items, of $280 million in the first nine months of 1997 as compared to $247 million in the first nine months of 1996. In January 1996, the Company repurchased for cash all of its 10 1/2% Senior Subordinated Notes. As a result of the repurchase, the Company recorded a $22 million extraordinary, after-tax loss in the first quarter of 1996. In August 1996, the Company established new credit facilities consisting of $3.4 billion in lines of credit and liquidity facilities. In conjunction with this refinancing, the Company recorded an $11 million extraordinary, after-tax charge in the third quarter of 1996 for the write-off of unamortized bank fees related to the original bank agreements established at the time of the Company's initial public offering in June 1994. Earnings per share, before extraordinary items, for the first nine months of 1997 was $3.65 per share compared to $3.28 per share in the first nine months of 1996.

  The Company recorded net income of $280 million for the first nine months of 1997, up $66 million or 31% as compared to the comparable period of 1996. Primary earnings per share for the first nine months of 1997 was $3.65 per share compared to $2.83 per share for the first nine months of 1996. The 29% year-over-year increase in primary earnings per share reflects the year-over-year increase in net income, partially offset by an increase in the number of common shares outstanding.

  The Company's industrial operations recorded income, before equity income of Case Credit, of $218 million in the first nine months of 1997 versus $179 million in the comparable period of 1996, an increase of $39 million or 22% year-over-year. On a pretax basis, the Company's industrial earnings increased $42 million to $321 million in the first nine months of 1997 as compared to the prior year. The industrial effective income tax rate decreased from 36% in the first nine months of 1996 to 32% in the first nine months of 1997, primarily due to recognition of tax benefits associated with the Company's foreign sales corporation, research and development tax credits and a reduction in the tax valuation reserve in certain foreign jurisdictions, partially offset by state income taxes and foreign income taxed at different rates.

  Operating earnings for the first nine months of 1997 were $437 million versus $416 million for the comparable period in 1996. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles and extraordinary items, including the income of Case Credit on an equity basis. Case's operating earnings for the first nine months of 1997 primarily reflects the impact of higher price realization and restructuring-related savings, as well as increased volumes, including the impact of acquisitions. These increases were partially offset by inflationary cost increases and higher selling, general and administrative expenses including new product launch costs and product introduction expenses, as well as incremental selling, general and administrative expenses from acquisitions. In addition, the year-over-year improvement in operating earnings was adversely impacted by the transferring of tractor production in the first quarter of 1997 from the now closed Neuss, Germany, plant to other Case manufacturing facilities in Racine, Wisconsin, and Doncaster, England.

  A reconciliation of the Company's industrial net income to operating earnings is as follows (in millions):

                                                                       CASE
                                                                    INDUSTRIAL
                                                                    NINE MONTHS
                                                                       ENDED
                                                                     SEPTEMBER
                                                                        30,
                                                                    -----------
                                                                    1997  1996
                                                                    ----- -----
      Income before extraordinary loss............................. $ 280 $ 247
      Income tax provision.........................................   103   100
      Interest expense.............................................    54    69
                                                                    ----- -----
          Operating earnings....................................... $ 437 $ 416
                                                                    ===== =====

REVENUES

  On a consolidated basis, worldwide revenues increased $441 million or 11% in the first nine months of 1997 to $4,277 million. Net sales of equipment and parts increased $451 million or 12% to $4,103 million. The increase in net sales consists primarily of a 15% volume increase and a 2% pricing increase, partially offset by a 3% deterioration resulting from the impact of foreign exchange and a 2% decrease due to retail store divestitures. The year-over-year volume increase reflects net sales increases in each of Case's four geographic regions, including incremental sales from acquisitions. Net sales in the Company's emerging markets increased 29% in the first nine months of 1997 as compared to the same period in 1996, with increases in the Latin America and Asia Pacific regions of 60% and 15%, respectively. Net sales for the first nine months of 1997 also increased in Europe and North America, with year-over-year increases of 17% and 7%, respectively. Worldwide net sales of agricultural equipment increased 18% over the first nine months of 1996, while worldwide sales of construction equipment increased 8% over the same period in 1996.

  Worldwide net sales of agricultural equipment increased 18% in the first nine months of 1997 as compared to the same period in 1996. The increase in sales of agricultural equipment in North America reflects both the success of the new MX series Maxxum (mid-horsepower) tractors launched earlier this year, as well as strong increases in sales of MAGNUM(TM) (120-plus horsepower) tractors, combines and implements. The increase in sales of agricultural equipment in Europe reflects a significant increase in sales of combines and high-horsepower tractors, including higher year-over-year sales of both combines and high-horsepower tractors to the former Soviet Union, as well as increased sales of cotton pickers and implements. In Europe, the August 1996 acquisition of Steyr contributed to the increase in sales of tractors in all horsepower categories, driven by the combined strength of the Case-Steyr tractor line. The increase in sales of agricultural equipment in the Company's Asia Pacific region reflects strong customer demand for the new MX series tractors, as well as increased sales of four-wheel drive tractors, combines, cotton pickers and implements. In addition, the increase in agricultural equipment sales in Case's Asia Pacific region reflects a strong increase in sales of sugar cane harvesters as a result of the June 1996 acquisition of Austoft. In the Company's Latin America region, year-over-year sales of agricultural equipment doubled, reflecting strong increases in sales of MAGNUM(TM) and 40-plus horsepower tractors, combines, cotton pickers and implements, along with incremental sales of sugar cane harvesters.

  Worldwide net sales of construction equipment increased 8% in the first nine months of 1997 versus the first nine months of 1996. The increase in net sales of construction equipment in Europe primarily reflects increased sales of loader/backhoes and skid steers as a result of the October 1996 acquisition of Fermec. In North America, sales of construction equipment in the first nine months of 1997 were up slightly as compared to prior year, led by higher sales of loader/backhoes and excavators, partially offset by lower sales of skid steers as a result of the phased launch of the new XT line of high-end skid steers. In the Company's Asia Pacific region, higher sales of construction equipment were led by increases in loader/backhoes, skid steers and excavators. In the Company's Latin America region, sales of construction equipment increased in virtually all product lines.

COSTS AND EXPENSES

  Cost of goods sold for the industrial operations increased $362 million to $3,138 million in the first nine months of 1997 as compared to the same period in 1996, primarily due to the year-over-year volume increase, including the impact of acquisitions. Cost of goods sold as a percentage of net sales was 76.5% in the first nine months of 1997 versus 76.0% for the comparable period of 1996. This increase in cost of goods sold as a percentage of net sales primarily reflects changes in product and geographic sales mix, including the impact of acquisitions, as well as the impact of higher product launch costs and retail store divestitures. These increases were partially offset by pricing actions and cost improvement initiatives from restructuring and other cost reduction initiatives.

  Selling, general and administrative expenses for the industrial operations were $451 million for the first nine months of 1997 as compared to $423 million in the comparable period of 1996. As a percentage of net sales, selling general and administrative expenses decreased to 11.0% in the first nine months of 1997 as compared to 11.6% in the first nine months of 1996. This year-over-year decrease as a percentage of net sales reflects the impact of the Company's ongoing cost reduction initiatives including lower retail selling expenses as a result of restructuring-related sales of company-owned retail stores and the impact of foreign exchange. These decreases were partially offset by incremental selling, general and administrative expenses from acquisitions and higher new product launch costs.

  Research, development and engineering expenses increased to $141 million in the first nine months of 1997 as compared to $140 million in the same period in 1996, reflecting the Company's continued investment in new product development. During the third quarter of 1997, the Company introduced 17 new models of agricultural equipment including the 2300 series combine, the CX series tractor, and the 2555 Cotton Express picker, as well as new large balers, windrowers and disk harrows. The Company also launched an expansion of its Advanced Farming Systems line of hardware and software, including new programs for yield mapping, crop modeling and crop scouting. In addition, new product introductions of construction equipment include the phased launch of the Company's new XT line of high-end skid steers. During the third quarter of 1996, the Company introduced more than 20 new agricultural equipment products.

  Interest expense for Case's industrial operations was $54 million for the first nine months of 1997, $15 million lower than the same period of 1996. The decrease in interest expense primarily reflects lower average debt levels during the first nine months of 1997 as compared to the same period of 1996, as well as the impact of new credit facilities that were established in August 1996.

  On a consolidated basis, the Company's effective income tax rate of 32% for the first nine months of 1997 was lower than the U.S. statutory tax rate of 35% primarily due to recognition of tax benefits associated with the Company's foreign sales corporation, research and development tax credits and a reduction in the tax valuation reserve in certain foreign jurisdictions, partially offset by state income taxes and foreign income taxed at different rates. In the first nine months of 1996, the consolidated effective tax rate of 36% was slightly higher than the U.S. statutory tax rate primarily due to state income taxes and foreign income taxed at different rates, partially offset by the recognition of research and development tax credits, tax savings related to the Company's foreign sales corporation and reductions in the tax valuation reserves in certain foreign jurisdictions.

RESTRUCTURING PROGRAM

  During the third quarter of 1997, the Company continued its restructuring efforts relative to the closure of its Neuss, Germany, facility, the single largest step in the Company's long-term restructuring program. Earlier this year, the Company ceased production and closed the Neuss manufacturing facility, transferring production of its MX series tractor from Neuss to other existing Case manufacturing facilities in Racine, Wisconsin, and Doncaster, England. In addition to the Neuss closure, the Company's 1997 restructuring activities to date include the closure and sale of its Doncaster, England, foundry and the sale of a parts depot located in Batley, England. The Company has also continued its divestiture of company-owned retail stores, having sold four additional stores in 1997.

CREDIT OPERATIONS

  Net income for the first nine months of 1997 was $62 million as compared to $65 million for the first nine months of 1996. The $3 million decrease in year-over-year net income primarily reflects lower net operating margins and reduced income from asset-backed securitizations, partially offset by higher earnings as a result of increased levels of on-balance-sheet receivables. The third quarter of 1996 included a $3 million extraordinary, after-tax charge to write-off unamortized bank fees in conjunction with the refinancing of the Company's credit facilities in August 1996.

  Case Credit reported total revenues of $201 million for the first nine months of 1997 as compared to revenues of $186 million for the first nine months of 1996. Finance income earned on retail notes and leases increased to $75 million in the first nine months of 1997 as compared to $44 million in the same period in 1996, primarily due to increased levels of on-balance-sheet receivables. In addition, operating lease revenues increased $13 million in the first nine months of 1997, reflecting the growth in Case Credit's operating lease portfolio. These revenue increases were offset by decreases in net gains on retail notes sold, as well as lower securitization and servicing fee income. Case Credit continues to implement its asset-management strategy of retaining a larger percentage of assets on balance sheet, as opposed to selling those assets through asset-backed securitizations. Long term, the Company believes this strategy will generate a more stable earnings performance for Case Credit.

  Interest expense for the first nine months of 1997 was $72 million, up $19 million from the $53 million reported in the first nine months of 1996. The increase in interest expense resulted from higher average debt levels during the first nine months of 1997 as compared to the first nine months of 1996, primarily due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases.

  Operating expenses increased $10 million to a total of $38 million for the first nine months of 1997 as compared to the first nine months of 1996. This increase primarily resulted from $8 million of additional depreciation expense for equipment on operating leases relating to Case Credit's larger operating lease portfolio.

  During the first nine months of 1997, Case Credit's serviced portfolio increased 20% over the comparable period last year to a record $4.9 billion. Gross receivables acquired in the first nine months of 1997 were $2.3 billion, an increase of 21% versus the same period in 1996. During the first nine months of 1997, limited-purpose business trusts organized by Case Credit issued $1,706 million of asset-backed securities to outside investors. Case Credit has sold $1,301 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. In the first nine months of 1996, Case Credit issued asset-backed securities totaling $1,646 million, selling $1,238 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. The proceeds from the sale of retail notes were used to repay outstanding debt and to finance additional receivables.

LIQUIDITY AND CAPITAL RESOURCES

  The discussion of liquidity and capital resources focuses on the balance sheets and statements of cash flows. The Company's operations are capital intensive and subject to seasonal variations in financing requirements for dealer receivables and inventories. Whenever necessary, funds provided from operations are supplemented from external sources.

  Cash used by operating activities was $286 million in the first nine months of 1997. Cash used by the industrial operations was $6 million in the first nine months of 1997 versus cash provided of $176 million in the first nine months of 1996. Cash used by Case Credit was $280 million for the first nine months of 1997 as compared to $100 million in the same period of 1996. The net cash used from operating activities during the first nine months of 1997 primarily reflects increased inventories and retail receivables, offset by net income and depreciation and amortization. The year-over-year increase in inventories includes the impact of the Fermec acquisition in the fourth quarter of 1996. The increase in retail receivables reflects Case Credit's retention of a larger percentage of receivables as opposed to selling those receivables under asset-backed securitization transactions. In addition, the Company also expended $104 million in the first nine months of 1997 for restructuring-related activities, including closure costs for the Neuss, Germany, facility. Cash provided by operating activities was $56 million in the first nine months of 1996, due to net income and depreciation and amortization, partially offset by increased inventories and receivables.
  Cash used by investing activities was $133 million in the first nine months of 1997 versus $212 million in the comparable period of 1996. Due to the timing of capital expenditures in 1997, the Company expended $65 million for property, plant and equipment, as compared to $94 million for the first nine months of 1996. During the first nine months of 1997, the Company received proceeds of $28 million from the sale of fixed assets as part of the Company's restructuring program. Cash used by Case Credit included expenditures of $68 million for the purchase of equipment on operating leases, reflecting the year-over-year growth in Case Credit's operating lease portfolio.
  During the first nine months of 1997, the Company's industrial operations completed three strategic acquisitions resulting in $12 million of investment. In the first quarter of 1997, the Company acquired bor-mor, Inc., a North American-based manufacturer of directional drilling equipment, with annual sales of approximately $9 million. Also during the first quarter, the Company acquired Agri-Logic, a leading developer of software for agricultural applications. During the third quarter of 1997, the Company acquired Gem Sprayers Limited ("Gem") a U.K.-based manufacturer of self-propelled and trailed/mounted sprayers for agricultural applications. Gem, with 1996 revenues of approximately $12 million, is the leading supplier of sprayers in the U.K. During the first nine months of 1996, the Company completed three strategic acquisitions: Concord, Inc., Austoft Holdings Limited, and Steyr Landmaschinentechnik AG. These acquisitions resulted in approximately $80 million of investment and an additional $15 million of non-cash consideration.

  During the third quarter of 1997, Case Credit announced a joint venture with UFB LOCABAIL SA, a subsidiary of Compagnie Bancaire, to provide financing for Case's European dealers and retail customers. The formation of this new venture, Case Credit Europe S.A.S., establishes the first pan-European finance organization to serve both the agricultural and construction equipment markets in that region. Also during the third quarter, Case Credit and Cummins Engine Company, Inc. ("Cummins") entered into an agreement under which Case Credit will offer financing to all qualified North American retail purchasers, dealers and manufacturers of industrial equipment powered by Cummins engines.

  Net cash provided by financing activities was $473 million in the first nine months of 1997, primarily due to increased short-term borrowings to fund Case Credit's growing portfolio of receivables. Also in the first quarter of 1997, Case Industrial provided $20 million of additional capitalization for Case Credit. During the second quarter of 1997, the Company initiated a stock repurchase program to acquire up to four million shares of the Company's Common Stock. The Company has expended approximately $32 million to repurchase shares under this program. Purchases of Common Stock are at the Company's discretion, subject to prevailing financial and market conditions.

  The Company received proceeds from the issuance of long-term debt of $500 million in the first quarter of 1996. In January 1996, the Company issued $300 million aggregate principal amount of its 7 1/4% unsecured and unsubordinated notes due 2016. In February 1996, Case Credit issued $200 million aggregate principal amount of its 6 1/8% unsecured and unsubordinated notes due 2003 pursuant to a $300 million shelf registration statement filed with the Securities and Exchange Commission in 1995. The net proceeds from the Case Credit offering were used to repay indebtedness and finance Case Credit's growing portfolio of receivables.

  The Company repaid $644 million of long-term debt during the first nine months of 1996. The proceeds from the $300 million note offering, together with cash and additional borrowings under the Company's credit facilities were used to exercise the Company's option to repurchase for cash all of the Company's 10 1/2% Senior Subordinated notes and to pay accrued interest thereon. As a result of this repurchase, the Company recorded an extraordinary, after-tax charge of $22 million in the first quarter of 1996.

  Total debt at September 30, 1997, was $2,547 million, $1,609 million of which related to Case Credit. The consolidated debt to capitalization ratio, defined as total debt divided by the sum of total debt, stockholders' equity and preferred stock with mandatory redemption provisions, was 53.6% at September 30, 1997, and the Company's industrial debt to capitalization ratio was 29.9%. The consolidated and industrial ratios at December 31, 1996 were 51.8% and 30.9%, respectively.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

  The Company has various sources of future liquidity including public debt offerings and other available lines of credit, as well as the asset-backed securitization markets. The Company anticipates that it will continue to pool retail receivables and issue asset-backed securities in the United States and Canada. In addition, the Company has a $400 million private, revolving wholesale (dealer) receivable asset-backed securitization facility that can be utilized to periodically sell wholesale (dealer) receivables to third party investors.

  During the third quarter of 1997, the Company announced that it plans to invest approximately $100 million over the next three years to expand its presence in the Latin American agricultural equipment market, including the establishment of a manufacturing facility in Brazil. The Company anticipates that funding for these expenditures will be derived from continuing operations and from additional borrowings under the Company's existing credit facilities.

  In October 1997, the Company announced an agreement to acquire the outstanding shares of Fortschritt Erntemaschinen GmbH ("Fortschritt"). Based in Neustadt, Germany, Fortschritt manufactures hay and forage equipment, including self-propelled forage harvesters, large square balers and windrowers. Case also agreed to acquire select assets of two other German companies including intellectual property and production and distribution rights related to self-propelled forage harvesters and combines. Combined sales of the Fortschritt and other products included in the agreements were approximately $110 million in 1996. The Company anticipates that funding for these acquisitions will be derived from continuing operations and from additional borrowings under the Company's existing credit facilities. The Company anticipates completion of these acquisitions in the fourth quarter of 1997.

  On October 16, 1997, Case Credit issued $150 million aggregate principal amount of its 6.75% unsecured and unsubordinated notes due 2007 pursuant to a $700 million shelf registration statement filed with the Securities and Exchange Commission in September 1997. The net proceeds from the offering will be used to fund Case Credit's growing portfolio of receivables and for other corporate purposes, including the repayment of indebtedness.

  On October 17, 1997, Case Credit Australia Pty Ltd replaced its A$250 million revolving credit facilities with A$1.0 billion in new credit facilities. These new facilities are guaranteed by Case Credit Corporation and are comprised of a A$400 million commercial paper program that is backed by a syndicated credit facility, and a A$600 million medium-term note program. Under the terms of the commercial paper program, the principal amount of the commercial paper outstanding, combined with the amounts outstanding under the syndicated credit facility, cannot exceed a total of A$400 million. These facilities support Case Credit's strategy to leverage its financing options and broaden its access to traditional capital markets.

  On May 14, 1997, the Company's Board of Directors authorized the purchase from time to time of up to four million shares of the Company's Common Stock. The purchase of Case Common Stock under this program is at the Company's discretion, subject to prevailing financial and market conditions.

OUTLOOK

  Case continues to benefit from strong worldwide markets and economic conditions for its agricultural and construction equipment and financial services businesses, however, the worldwide volatility in the capital markets could impact business conditions in some parts of the world.

  Grain stock levels, while improving, are expected to stay at the low range of normal levels as demand for agricultural commodities continues to grow around the world, driven by population growth and improving diets within developing nations. In North America, net farm income is forecasted to be at sustained levels as a result of an expected good harvest and solid commodity prices. These same factors are creating a favorable outlook in Europe, although the U.K. market has been negatively impacted by higher currency rates, resulting in lower subsidy payments. In the Asia Pacific region, the 1997-1998 growing season could be affected by uncertain weather conditions. In Latin America, the agricultural business continues to grow rapidly, particularly in the higher horsepower categories, and the near-term impact of uncertain economic conditions in Brazil is currently expected to be minimal.

  In Case's construction equipment market, the outlook varies by both country and economic conditions. In North America, current, or even slightly higher, interest rates are expected to result in continued strong housing starts. In Europe, economic conditions are favorable on balance, and France and Germany, which have been weak, are showing signs of improvement. However the construction sectors are expected to lag that improvement. In the Asia Pacific region, the Australian housing market continues to show early signs of recovery, and the impact to Case of worsening economic conditions in southeast Asia is currently expected to be minimal, however, conditions continue to be volatile. In Latin America, economic conditions in Mexico continue to improve and retail sales of construction equipment are expected to be strong year-over-year. In Brazil, sales of construction equipment to date have been strong, however, recent economic measures taken by Brazil's government may impact sales growth in that country.

  The information included in the "Outlook" section represents forward-looking statements and involves risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The Company's outlook is predominantly based on its interpretation of what it considers key economic assumptions. Crop production and commodity prices are strongly affected by weather and can fluctuate significantly. Housing starts and other construction activity are sensitive to interest rates and government spending. Some of the other significant factors for the Company include general economic and capital market conditions, the cyclical nature of its business, foreign currency movements, the Company's access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), changes in environmental laws and employee relations. Further information concerning factors that could significantly impact expected results is included in the following sections of the Company's Form 10-K Annual Report for 1996, as filed with the Securities and Exchange Commission:
Business--Employees, Business--Environmental Matters, Business--Significant International Operations, Business--Seasonality and Production Schedules, Business--Competition, Legal Proceedings, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

  (b) Reports on Form 8-K.

  The Company did not file any Current Reports on Form 8-K during the third quarter ended September 30, 1997.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Case Corporation

                                                  /s/ Theodore R. French
                                          By __________________________________
                                                    Theodore R. French
                                             President, Financial Services and
                                            Chief Financial Officer (Principal
                                             Financial Officer and authorized
                                              signatory for Case Corporation)

Date: November 13, 1997

                                 EXHIBIT INDEX

                                                                     SEQUENTIAL
  EXHIBIT                                                               PAGE
   NUMBER                   DESCRIPTION OF EXHIBITS                    NUMBER
  -------                   -----------------------                  ----------
   4        The Company hereby agrees to furnish to the Securities
            and Exchange Commission, upon its request, the instru-
            ments with respect to its guaranty of certain indebt-
            edness issued by its subsidiaries, which indebtedness
            does not exceed 10% of the Company's total consoli-
            dated assets.
  10(a)     --Second Amendment, dated as of August 25, 1997, to
            the Revolving Credit and Guarantee Agreement, dated as
            of August 23, 1996, among Case Corporation, Case Can-
            ada Corporation/Corporation Case Canada, certain for-
            eign Subsidiaries from time to time parties thereto,
            the Lenders parties thereto, the Co-Agents and Lead
            Managers named therein, The Chase Manhattan Bank, as
            General Administrative Agent, and The Bank of Nova
            Scotia, as Canadian Administrative Agent.
  10(b)     --Second Amendment, dated as of August 25, 1997, to
            the Revolving Credit and Guarantee Agreement, dated as
            of August 23, 1996, among Case Credit Corporation,
            certain foreign Subsidiaries from time to time parties
            thereto, the Lenders parties thereto, the Co-Agents
            and Lead Managers named therein, and The Chase Manhat-
            tan Bank, as Administrative Agent.
  10(c)     --Second Amendment, dated as of August 25, 1997, to
            the Revolving Credit Agreement, dated as of August 23,
            1996, among Case Credit Ltd., the Lenders parties
            thereto, Canadian Imperial Bank of Commerce, as Co-
            Agent, and The Bank of Nova Scotia, as Administrative
            Agent.
  10(d)     --Deed of Guarantee and Negative Pledge, dated October
            17, 1997, executed by Case Credit Corporation pursuant
            to which Case Credit Corporation guarantees certain
            indebtedness of Case Credit Australia Pty Ltd.
  10(e)     --Bill Facility Agreement, dated October 17, 1997, be-
            tween Case Credit Australia Pty Ltd, the lenders par-
            ties thereto, and National Australia Bank Limited, as
            Agent.
  10(f)     --Deed Poll, dated October 17, 1997, executed by Case
            Credit Australia Pty Ltd, pursuant to which Case
            Credit Australia Pty Ltd may from time to time issue
            medium-term notes.
  11        Computation of Earnings Per Share of Common Stock.
  12        Computation of Ratio of Earnings to Fixed Charges and
            Preferred Dividends.
  27        Financial Data Schedule.