Form 10-K
period 1997-12-31
CASE CORP
filed 1998-03-13
CIK 922321

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)


                                                        53404
  700 STATE STREET, RACINE, WISCONSIN                (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (414) 636-6011

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                  ON WHICH REGISTERED
-------------------                                 ---------------------
Common Stock, par value $0.01 per share..... New York, Chicago and Paris, France

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

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.

      CLASS OF VOTING STOCK AND
          NUMBER OF SHARES                                    MARKET VALUE HELD
      HELD BY NON-AFFILIATES AT                                    BY NON-
          FEBRUARY 27, 1998                                     AFFILIATES(2)
      -------------------------                               -----------------
   Common Stock, 73,991,358 shares(1)........................  $4,814,062,730

--------
(1) Does not include 164,918 shares held by Case executive officers and directors; however, this determination does not constitute an admission of affiliate status for any of these stockholders.
(2) Based upon the closing sale price on the Composite Tape for the Common Stock on February 27, 1998.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, par value $0.01 per share, 74,156,276 shares outstanding as of February 27, 1998.

                      DOCUMENT INCORPORATED BY REFERENCE:

                                                        PART OF THE FORM 10-K
                      DOCUMENT                         INTO WHICH INCORPORATED
                      --------                         -----------------------
Case Corporation's Definitive Proxy Statement for the
 Annual Meeting of Stockholders to be Held May 13,
 1998................................................         Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
  ITEM 1.   BUSINESS.....................................................    3
  ITEM 2.   PROPERTIES...................................................   13
  ITEM 3.   LEGAL PROCEEDINGS............................................   13
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   13
  ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT.........................   14
 PART II
            MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
  ITEM 5.   STOCKHOLDER MATTERS..........................................   15
  ITEM 6.   SELECTED FINANCIAL DATA......................................   16
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF
            OPERATIONS...................................................   17
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................   35
            Index to Financial Statements of Case Corporation and
            Consolidated Subsidiaries....................................   35
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL
            DISCLOSURE...................................................   68
 PART III
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........   68
  ITEM 11.  EXECUTIVE COMPENSATION.......................................   68
            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  ITEM 12.  MANAGEMENT...................................................   68
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............   68
 PART IV
            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
  ITEM 14.  8-K..........................................................   68
            Financial Statements Included in Item 8......................   68
            Index to Financial Statements and Schedule Included in Item
            14...........................................................   68
            Schedules Omitted as Not Required or Inapplicable............   68
            Exhibits.....................................................   70
            Reports on Form 8-K..........................................   70

                                    PART I

ITEM 1. BUSINESS.

  Case Corporation, a Delaware corporation (the "Company"), is a leading worldwide designer, manufacturer, marketer and distributor of farm equipment and light- to medium-sized construction equipment. The Company's market position is particularly significant in several product categories including loader/backhoes, skid steer loaders, large, high-horsepower farm tractors and self-propelled combines. As used herein, "Case" refers to the Company and its consolidated subsidiaries.

  Case also manufactures and distributes replacement parts for various models of its farm and construction equipment, many of which are proprietary, to support products it has sold. Case distributes these parts to dealers and distributors through a network of parts depots throughout the world.

  To facilitate the sale of its products, Case offers wholesale financing to its dealers and various types of retail financing to qualified end-users in the United States, Canada, Europe and Australia. Wholesale financing consists primarily of floorplan financing and allows dealers to maintain a representative inventory of products. Retail financing consists of the financing of retail installment sales contracts, leases and other similar products for the benefit of end-use customers in conjunction with the purchase of new and used equipment from Case and other dealers. Case's retail financing alternatives are intended to be competitive with financing available from third parties.

  In 1997, Case's sales of farm and construction equipment represented 79% of total revenues, while sales of replacement parts represented 17% and financing operations accounted for 4% of total revenues. In 1997, Case's sales of farm equipment represented 63% of revenues from equipment sales, and sales of construction equipment represented 37% of revenues from equipment sales. For information concerning the revenues, operating results and assets attributable to each of the geographic areas in which Case operates, see Note 18 to the Financial Statements of Case Corporation and Consolidated Subsidiaries (the "Case Financial Statements") included in Item 8 hereof.

  Case products are distributed through an extensive network of independent dealers and distributors in more than 150 countries worldwide.

ACQUISITION OF BUSINESSES

  The Company completed six strategic business acquisitions in 1997. In the first quarter, the Company acquired bor-mor Inc. ("bor-mor"), a North American manufacturer of directional drills for the underground cable and utility installation market. Bor-mor complements the Company's existing trencher business and adds "trenchless" technology, giving Case dealers a complete systems solution for underground construction. Also in the first quarter, the Company acquired select assets of Agri-Logic Inc., a leading developer of software for agricultural applications. This acquisition added greater software development capability and will aid in the application of the Company's Advanced Farming Systems ("AFS") in tractors and combines. In the third quarter of 1997, the Company acquired Gem Sprayers Limited ("Gem"), the leading agricultural sprayer company in the United Kingdom. As a key component of site-specific farming, sprayers are playing an increasingly important role in crop production. The Company is leveraging Gem's line of self-propelled and trailed/mounted sprayers through its global distribution network. In the fourth quarter of 1997, the Company acquired the outstanding shares of Fortschritt Erntemaschinen GmbH ("Fortschritt"). Case also acquired select assets of Karl Mengele & Sohne, Maschinenfabriken GmbH ("Mengele") and MDW Mahdrescherwerke GmbH ("MDW"), including intellectual property, and production and distribution rights related to self-propelled forage harvesters and combines. The Fortschritt, Mengele and MDW acquisitions provide Case with a broad range of conventional and rotary combines in Europe and significantly expand the Company's line of harvesting equipment for that region.

FARM EQUIPMENT

  Case manufactures and distributes a broad line of farm machinery and implements, including two-wheel and four-wheel drive tractors ranging in size from 40 to 425 horsepower, combines, cotton pickers, hay and forage equipment, planting and seeding equipment, soil preparation and cultivation implements, sugar cane harvesters and material handling equipment. In 1997, the Company introduced 17 new agricultural products.

  Case's tractor line covers a broad range of requirements to serve widely varying needs of customers in the global farming industry. Large tractors, such as the Case MAGNUM(TM) two-wheel drive and STEIGER(R) four-wheel drive tractors are primarily sold to large, high-volume agricultural producers. In 1997, Case introduced a new line of small and medium-sized tractors, including the MX series MAXXUM(R) and "C/CX" series of two-wheel drive tractors. These tractors are sold worldwide across a broader range of applications. Case Steyr Landmaschinentechnik AG produces tractors in Austria and markets these products primarily in Europe. Case also distributes tractors manufactured by Carraro S.p.A. to meet specialized European market requirements. In 1996, the Company launched a new line of MAGNUM(TM) two-wheel drive tractors and the new Quadtrac,(TM) four-wheel drive tracked tractor.

  Harvesting equipment includes combines, cotton pickers and sugar cane harvesters. AXIAL-FLOW(R) combines are used in a broad variety of grain harvesting applications. In 1997, the Company launched its new 2300 series of combines, as well as its new 2555 COTTON-EXPRESS(R) cotton picker. COTTON-EXPRESS(R) cotton pickers are sold to customers who require highly productive, multi-row cotton harvesting equipment. Through the 1996 acquisition of Austoft Holdings Limited ("Austoft"), Case manufactures sugar cane harvesting equipment in Australia and Brazil and markets these products worldwide. In 1996, the Company acquired exclusive development, manufacturing and marketing rights to a new combine-attachment design for "ultra-narrow" row farming that has the potential to substantially increase farmer productivity.

  Case's "Ag Systems" comprises all of the agricultural equipment and attachments that allow farmers to assemble complete systems of products for their unique applications. Through Case's 1997 acquisition of Gem, the Company now manufactures self-propelled and trailed/mounted sprayers that incorporate the industry's most advanced features, including an innovative chemical delivery system. Sprayers are playing an increasingly important role in crop production, and are a key component of site-specific farming. Also in 1997, Case's "Ag Systems" launched several new products including large square balers, disk harrows and windrowers that are engineered to increase yield and productivity. EARLY-RISER(R) planter equipment, CONCORD(R) air seeding equipment, and a broad line of tillage and cultivation implements are sold for a variety of row-crop and small grain farming requirements. Hay and Forage Industries, a joint venture with AGCO Corporation ("AGCO"), manufactures a broad range of products used primarily in livestock production. Case also distributes some "Ag Systems" products manufactured by other companies for specific needs in various regions of the world. In 1997, Case launched an expansion of its AFS line of hardware and software, including new AFS software programs for yield mapping, crop modeling and crop scouting.

  Farm equipment net sales for the year ended December 31, 1997, included the following components: tractors 59%, combines 27%, implements 7%, hay and forage 3%, cotton pickers 2% and sugar cane harvesters 2%.

CONSTRUCTION EQUIPMENT

  Case manufactures and distributes a broad line of construction machinery that primarily serves the light- to medium-sized equipment market. Product lines include loader/backhoes, crawler and wheel excavators, wheel loaders, crawler dozers, skid steer loaders, trenchers and rough terrain forklifts.

  Loader/backhoes are used across a large number of construction industry segments because of their multi-function versatility and the capability of adding various attachments. Case manufactures a variety of loader/backhoe models based on a single global product structure to serve specific regional markets. The 1996 acquisition of Fermec Holdings Limited ("Fermec") added a four-wheel steer version, a segment of growing importance in Europe, to Case's product offering. Loader/backhoes are manufactured in North America, Europe, China and Brazil for sale to customers worldwide.

  Case sells a number of excavator models in different regions of the world. In North America, Case distributes several excavator models manufactured by Sumitomo Construction Machinery Co., Ltd. ("Sumitomo"). In January 1998, Case and Sumitomo announced their intent to form a global alliance to market and manufacture hydraulic crawler excavators, building upon an existing North American supply agreement. In Europe, Case manufactures and sells a broad range of crawler and wheeled excavators. This product line includes both standard and specially-configured models. Through the acquisition of Fermec, Case also manufactures mini-excavators in Europe under license from Kobelco Construction Machinery.

  Case offers a variety of other construction equipment products worldwide. Wheel loaders are used in a wide variety of applications and are sold in various configurations to meet the unique needs of construction, industrial, utility and government customers. In Europe, Case distributes additional smaller wheel loaders manufactured by Venieri S.p.A. Case's crawler dozer line is used primarily in grading applications, with the majority of units sold in North America. Case skid steer loaders are sold into a continuously growing range of worldwide applications, and in 1997, the Company introduced its new XT line of skid steers. Trenchers are used primarily for utility applications for installation of pipe and cable and are sold equipped with a variety of tools including cable plows, backhoes and rock saws. Case's acquisition of bor-mor expanded Case's product offering in the cable and underground utility installation market. Case also manufactures and sells rough terrain forklifts, primarily in North America. In January 1998, Case and Ingersoll-Rand Company ("Ingersoll-Rand") announced a supply agreement under which Ingersoll-Rand will supply three models of telescopic handlers for sale as Case-branded equipment through Case dealers in North America. Telescopic handlers are used for material handling applications in building construction and are among the most frequently rented pieces of construction equipment in the United States.

  Construction equipment net sales for the year ended December 31, 1997, included the following components: loader/backhoes 48%, excavators 16%, skid steer loaders 13%, wheel loaders 12%, crawler dozers 5%, trenchers 2% and other 4%.

REPLACEMENT PARTS

  The replacement parts and associated service business is a major source of revenue and profitability for both Case and its dealers. It is also a significant factor in overall customer satisfaction and a strong contributor to the equipment purchase decision.

  Case manufactures and distributes replacement parts for various models of its farm and construction equipment, many of which are proprietary, to support products it has sold over the past years. Since many of the products Case sells have economically productive lives of 15 to 25 years when properly maintained, each unit retailed produces a long-term revenue stream for both Case and its dealers. Sales of replacement parts have historically been less cyclical, and typically generate higher margins, than sales of new equipment.

  Case distributes these parts to dealers and distributors through a network of parts depots and various vendor "ship direct" programs throughout the world. As of December 31, 1997, Case operated and maintained ten parts depots, and utilized the services of five other depots worldwide. Of these 15 parts depots, seven are located in the United States, two in Canada, four in Europe, one in Australia and one in Brazil. These parts depots provide Case's customers with immediate access to substantially all of the parts required to support Case's equipment models.

  In 1997, Case closed and sold its Batley, United Kingdom, parts depot and consolidated its activities with the Company's existing parts depot at LePlessis-Belleville, France.

RETAIL CREDIT OPERATIONS

  Case Credit Corporation is a wholly owned finance subsidiary of Case. Case Credit Corporation, its wholly owned operating subsidiaries, Case Credit Ltd. (Canada) and Case Credit Australia Pty Ltd, and Case Credit Corporation's joint ventures, Case Credit Europe S.A.S. and UzCaseagroleasing (collectively "the Credit Companies" or "Case Credit"), provide and administer financing for the retail purchase or lease of new and used Case agricultural and construction equipment and other new and used agricultural and construction equipment. Case Credit offers various types of retail financing to end-use customers to facilitate the sale or lease of Case products in the United States, Canada, Australia, Europe and Uzbekistan. The Credit Companies business principally involves purchasing retail installment sales contracts from Case dealers. In addition, Case Credit facilitates and finances the sale of insurance products to retail customers, provides financing for Case dealers and Case rental equipment yards, and provides other retail financing programs in North America. In 1997, Case Credit, through an agreement established with Cummins Engine Company, Inc. ("Cummins"), began to offer financing to qualified North American retail purchasers, dealers and manufacturers of industrial equipment powered by Cummins engines. Case Credit also provides financing options to dealers for a variety of purposes including working capital, real estate acquisitions, construction and remodeling, business acquisitions, dealer systems, and service and maintenance equipment. The Company's dealers assign and sell retail contracts to the Credit Companies on a daily basis. Credit criteria are set by the management of the Credit Companies.

  Retail sales and financing outside of North America, Europe and Australia are affected by a variety of customs and regulations. The primary function of credit operations in those markets is to coordinate sales-finance packages with third parties. These sales packages are diverse and are dependent upon the customer, product, country and government and are generally funded without recourse to Case. In Europe, Case Credit established a joint venture with UFB LOCABAIL SA, a subsidiary of Compagnie Bancaire, to provide financing for Case's European dealers and retail customers. The formation of this new venture, Case Credit Europe S.A.S. during the third quarter of 1997, established the first pan-European finance organization to serve both the agricultural and construction equipment markets in the region. Through UzCaseagroleasing, a joint venture with The Association of Banks of Uzbekistan, Case Credit provides financing for the retail acquisition of new and used Case agricultural equipment in Uzbekistan. In Europe and Brazil, retail financing is also offered through third-party banking arrangements, with the banks having ultimate responsibility for underwriting and administration. In the rest of the world, Case conducts limited retail financing activities.

  Case Credit finances retail sales of equipment under installment sales contracts with terms generally from two to six years. Case's guidelines for minimum down payments, which vary with the types of equipment and repayment provisions, are generally not less than 20% for new farm equipment and 25% for new construction equipment and 25% and 30%, respectively, for used farm and construction equipment. Finance charges are sometimes waived for specified periods or reduced on certain products sold in connection with sales promotions. Installment sales contracts for financing the retail sales of equipment (other than parts which are purchased on a revolving account basis) typically provide for retention of a first priority perfected security interest in the equipment financed.

  The Credit Companies obtain funding for their operations primarily from the issuance of commercial paper, bank revolving credit facilities, medium-term notes and public debt, the issuance of securities in asset-backed securitization ("ABS") transactions, earnings retained in the business, and advances and equity capital from Case.

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

  In 1996 and 1997, the following offerings of asset-backed securities were completed (in millions):

                                                                  U.S.  CANADIAN
                                                                 DOLLAR  DOLLAR
      OFFERING DATE                                              AMOUNT  AMOUNT
      -------------                                              ------ --------
      February 1996.............................................  $625     --
      April 1996................................................   --     $199
      September 1996............................................  $875     --
      February 1997.............................................   --     $250
      March 1997................................................  $639     --
      September 1997............................................  $853    $ 32
      November 1997.............................................   --     $150

  In February 1998, limited-purpose business trusts organized by Case Credit issued $614 million of asset-backed securities to outside investors, of which $300 million was prefunded and will be sold to the trusts as receivables are generated. The proceeds from this securitization will be used to repay outstanding debt and to fund Case Credit's growing portfolio of receivables.

  Case Credit anticipates that, depending upon continued market interest and other economic factors, it will continue to securitize a percentage of its retail receivables in both the U.S. and Canadian markets. Case Credit continues to implement its asset-management strategy of retaining a larger percentage of assets on balance sheet as opposed to selling those assets through ABS transactions. Long term, this asset management strategy, which was introduced early in 1997, will generate a more stable earnings performance for Case Credit.

WHOLESALE FINANCING

  Case provides wholesale financing to dealers in the United States, Canada, Europe and Australia for extended periods to enable dealers to carry representative inventories of equipment. Down payments are not required and interest is not charged for a part of the period for which the inventories are financed. Case strives to obtain a first priority perfected security interest in dealers' inventories obtained from or financed by Case, and periodic physical checks are made of those inventories. Terms to dealers require full payment when the equipment that secures the indebtedness is sold to retail customers. Variable market rates of interest are charged on balances outstanding after certain interest-free periods, which currently vary from three to nine months, depending upon the type of equipment. Financing is also provided to dealers on used equipment accepted in trade, on repossessed equipment and on approved equipment from other manufacturers, and Case strives to obtain a security interest in such equipment.

  In June 1995, the Company consummated a transaction whereby it sold (with limited recourse), on a revolving basis, a fractional undivided interest in certain of its wholesale receivables pursuant to a private ABS facility. Under this facility, the maximum amount of proceeds that may be accessed at any one time is $400 million and is subject to change based on the level of eligible wholesale receivables. The facility, which was renewed in June 1996, consists of a five-year committed, $300 million, non-renewable facility and a 364-day, $100 million facility, which is renewable annually at the sole discretion of the purchasers. At December 31, 1996 and 1997, the undivided interest of the purchasers under the facility represented $521 million of wholesale receivables.

  Case's wholesale finance policies in Europe are similar to those adopted in North America, although in Europe, interest-free floorplanning periods are generally of shorter duration. The primary function of the credit operations in non-European international markets is to facilitate the sale of Case products by coordinating sales finance packages with third parties. These sales packages are diverse and are dependent upon the customer, product, country and government involved and are typically funded without recourse to Case. In some instances, Case arranges wholesale financing through local banks. In other instances, Case assists dealers in establishing wholesale financing arrangements directly with local lenders.

MANUFACTURING

  Case manufactures equipment and components in ten facilities located in North America and twelve facilities located in Brazil, France, Germany, Austria, Australia and the United Kingdom. Similar manufacturing techniques are employed in the production of components for both farm and construction equipment, resulting in certain economies and efficiencies. In addition to these facilities, Case also has, through its various joint ventures, manufacturing facilities located in Rocky Mount, North Carolina; Hesston, Kansas; Liuzhou, China; Tashkent, Uzbekistan; and Piracicaba, Brazil.

  The Company has a 50% interest in a joint venture with Cummins that manufactures a line of diesel engines at a facility in Rocky Mount, North Carolina. The joint venture, Consolidated Diesel Company ("CDC"), provides Case with a source of technically advanced, low cost, efficient and reliable diesel engines that have been incorporated into many of Case's product lines. Case also has a 50% interest in Hay and Forage Industries, a joint venture with AGCO that manufactures hay and forage equipment at a plant in Hesston, Kansas. Each of the co-venturers markets and sells the equipment manufactured by the joint venture under the "Case IH" and "AGCO/Hesston" brand names, respectively, through their respective distribution systems. In addition, Case also owns a 70% interest in a joint venture in Liuzhou, China, for the assembly and distribution of loader/backhoes. Case's partner in this joint venture, Guangxi Liugong Machinery Co., Ltd., is a leading wheel loader manufacturer in China. Case also owns a majority interest in a joint venture in Tashkent, Uzbekistan, that produces two-row cotton pickers for sale in Uzbekistan and surrounding countries. Through the acquisition of Austoft, Case acquired a 50% interest in Brastoft, a joint venture in Piracicaba, Brazil, that markets and sells sugar cane harvesters primarily in the Latin American region.

  In addition to the equipment manufactured by Case and its joint ventures, Case purchases both agricultural and construction equipment from other sources. Case purchases excavators and parts from Sumitomo pursuant to a multi-year contract entered into in 1992. These excavators are sold under the "Case" name in North America and enable Case's dealers to offer a full line of light- to medium-sized construction equipment. In January 1998, Case and Sumitomo announced their intent to form a global alliance to market and manufacture hydraulic crawler excavators.

SUPPLIERS

  During 1997, Case purchased approximately $2.7 billion of material from outside suppliers, including approximately $2.2 billion in material used to produce products and $520 million in after-market parts and components support. Forty suppliers in the aggregate accounted for approximately 30% of Case's 1997 annual purchase volume measured in dollars.

  Over the years, Case has reduced the number of its suppliers from approximately 7,000 in 1989 to approximately 3,100 at the end of 1997, including the impact of incremental suppliers as a result of the Company's acquisition activities in 1996 and 1997. The Company believes that the reduction in the number of suppliers has resulted in more cost effective arrangements, reduced investment requirements, provided greater access to technology developments and resulted in lower per-unit costs. As a result, however, Case's dependence on its remaining suppliers has increased, although in most instances, the products purchased from Case's suppliers are available from other sources.

DISTRIBUTION AND SALES

  Case sells and distributes its products, including parts, through an extensive network of independent dealers and distributors in more than 150 countries worldwide. Dealers typically sell either farm equipment or construction equipment, although some dealers sell both types of equipment.

  In most established markets, the distribution of Case products is accomplished through the dealer network. In other parts of the world, Case products are sold initially to distributors and then to dealers (or initially to dealers and then to sub-dealers), leveraging distributor expertise and minimizing Case's marketing costs. Distributors generally have responsibility for the marketing of goods in very large geographic regions, including entire countries.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

  Case's research, development and engineering personnel design, engineer, manufacture and test new products, components and systems. Case incurred $196 million, $193 million and $156 million of research, development and engineering costs in the years ended December 31, 1997, 1996 and 1995, respectively. Case also benefits from the research, development and engineering expenditures of its joint ventures, CDC and Hay and Forage Industries, which are not included in Case's research, development and engineering expenditure figures, and from the continuing engineering efforts of its suppliers.

PATENTS AND TRADEMARKS

  Case owns and licenses the rights under a number of domestic and foreign patents and trademarks relating to its products and businesses. Case manufactures and distributes equipment primarily under the names "Case," "Case IH," "Steyr," "Austoft," "Concord," "bor-mor," "Fermec" and "Case Poclain." While the Company considers the patents and trademarks, including the Case and IH tradenames, important in the operation of its business, the Company does not believe that its business is dependent on any single patent or group of patents.

EMPLOYEES

  At February 28, 1998, Case had approximately 18,300 employees compared to 17,500 employees at February 28, 1997. The year-over-year increase in headcount primarily resulted from the Company's acquisitions in 1997.

  Most of Case's worldwide production and maintenance employees are represented by unions. Case's current 38-month collective bargaining agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America (the "UAW"), which represents approximately 3,300 of Case's hourly production and maintenance employees in North America, expires on March 29, 1998. Prior to the date of filing this Form 10-K, the Company and the UAW had begun formal contract negotiations. Union contracts covering Case's employees in France and the United Kingdom expire annually and are renegotiated each year. In April 1997, a two-year contract for the United Steel Workers of America ("USWA") at the Hamilton, Ontario, plant was renegotiated. There can be no assurance that future contracts with the UAW, USWA or any of Case's other union contracts will be renegotiated upon terms acceptable to Case. In addition, Case's employees in Europe are protected by various worker co-determination and similar laws that afford employees, through local and central works councils, certain rights of consultation with respect to matters involving the business and operations of their employers, including the downsizing or closure of facilities and the termination of employment. Over the years, the Company has experienced various work slow-downs, stoppages and other labor disruptions. During 1995, 1996 and 1997, no significant labor disruptions occurred.

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

  Case will incur capital expenditures in connection with matters relating to environmental control and will also be required to spend additional amounts in connection with ongoing compliance with current and future laws and regulations. In particular, the Clean Air Act Amendments of 1990 will affect directly the operations of all of Case's manufacturing facilities in the United States. The manufacturing processes that will be affected include painting, coating and foundry operations. Although capital expenditures for environmental control equipment and compliance costs in future years will depend on legislative, regulatory and technological developments that cannot accurately be predicted at this time, Case anticipates that these costs are likely to increase as environmental requirements become more stringent. Case made capital expenditures applicable to environmental matters aggregating approximately $4 million in 1997. Capital expenditures applicable to environmental matters for 1998 and 1999 are estimated by the Company to approximate $10 million per year. The preceding sentence is a forward-looking statement, and the actual costs could differ materially from those currently anticipated by the Company based on the factors discussed in this paragraph.

  Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and other Federal and state laws that impose similar liabilities, Case has received inquiries for information or notices of its potential liability regarding 35 sites to which Case allegedly sent hazardous substances for disposal ("Waste Sites"). Case has never owned or operated any of the Waste Sites. Thirteen of the Waste Sites are on the National Priority List promulgated pursuant to CERCLA. At 31 of the Waste Sites, the monetary amount or extent of Case's liability has been resolved, Case has not been named as a potentially responsible party ("PRP"), or Case's liability is likely de minimis in comparison with other PRPs. Because estimates of remediation costs are subject to revision as more information becomes available about the extent and cost of remediation and because settlement agreements can be reopened under certain circumstances, Case's potential liability for remediation costs associated with the 35 Waste Sites could change. Moreover, because liability under CERCLA and similar laws can be joint and several, Case could be required to pay amounts in excess of its pro rata share of remediation costs. However, when appropriate, Case's understanding of the financial strength of other PRPs has been considered in the determination of Case's potential liability. The Company believes that the costs associated with the Waste Sites will not have a material adverse effect on the Company's financial position or results of operations. The preceding sentence is a forward-looking statement, and the actual costs could differ materially from the costs currently anticipated by the Company based on the factors discussed in this paragraph.

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

SIGNIFICANT INTERNATIONAL OPERATIONS

  In addition to Case's U.S. manufacturing plants, Case operates manufacturing plants in Europe, Australia, China, Brazil, Canada and Uzbekistan. Case derived approximately 57% of its sales in 1997 from the sale of its products in countries outside the United States. International operations are generally subject to various risks that are not present in domestic operations. Various foreign jurisdictions have laws limiting the right and ability of foreign subsidiaries to pay dividends and remit earnings to affiliated companies unless specified conditions precedent are met. In addition, sales in foreign jurisdictions are typically made in local currencies and transactions with foreign affiliates are customarily accounted for in the local currency of the selling company. To the extent Case does not take steps to mitigate the effect of changes in the relative value of the U.S. dollar and foreign currencies, Case's results of operations and financial condition (which are reported in U.S. dollars) could be adversely affected by negative changes in these relative values. Also see Note 11 to the Case Financial Statements included in
Item 8 hereof, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  Seasonal demand fluctuations for construction equipment are less significant than those for farm equipment. Nevertheless, in North America, housing construction slows down, especially in the Midwest and on the East Coast, beginning in November and continuing through the first quarter. North American retail demand for Case's construction equipment is strongest in the second and fourth quarters, which combined represent approximately 55% to 60% of sales by Case's North American dealers. European demand patterns are similar to those in North America.

  Sales to independent dealers closely correspond with Case's production levels, which are based upon its estimates of the demand for its products, taking into account the timing of dealer shipments (which are in advance of retail demand), dealer inventory levels, the need to shut down production to enable manufacturing facilities to be prepared for the manufacture of new or different models and the efficient use of manpower and facilities. The production levels are adjusted to reflect changes in estimated demand, dealer inventory levels, labor disruptions and other matters not within Case's control. In 1996, the Company established a multi-year supply chain management initiative that has a long-term objective of matching production levels with retail demand. In 1997, Case produced approximately at retail demand, despite incremental production for new product introductions, increased sales to Latin America and increased demand for acquisition-related products. The Company will continue to produce at or near retail demand in the future. The goal of the Company's supply chain management initiative is to reduce Case's working capital requirements.

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

  The construction equipment industry has a broad spectrum of competitors that specialize in various product lines. The competitors are globally dispersed. Principal competitors for Case in North America are Caterpillar Inc. ("Caterpillar"), Deere & Co. and Ingersoll-Rand. Outside North America, the Company's competitors include J.C. Bamford NV, Caterpillar and others, such as Komatsu Ltd., AB Volvo, Hyundai Corporation, Samsung Corporation, Daewoo Corporation and Hitachi, Ltd., depending on the particular markets. Caterpillar is a major supplier of large construction machines, with emphasis on heavy earthmoving, mining and materials handling equipment. Competing product lines from Caterpillar include small crawlers, loader/backhoes, wheel loaders and excavators. Deere & Co. is a smaller supplier of construction equipment and competes with Case in the same product families as Caterpillar. Ingersoll-Rand produces a line of skid steer loaders that competes with Case's products and, in January 1998, Case and Ingersoll-Rand announced a supply agreement under which Ingersoll-Rand will supply three models of telescopic handlers for sale as Case-branded equipment through Case dealers in North America.

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

  Service support outside of the warranty period is provided by Case distributors and dealers. Retail outlet service personnel are trained in one of several Case training facilities around the world or on location at the dealership by Case service engineers or service training specialists.

REORGANIZATION

  The Company was incorporated on April 22, 1994, as a wholly owned subsidiary of Tenneco Inc. ("Tenneco") for the purpose of acquiring Tenneco's farm and construction equipment business (the "Case Business"). In June 1994, pursuant to a Reorganization Agreement (the "Reorganization Agreement"), between the Company, Tenneco and Tenneco Equipment Corporation, the Company and its subsidiaries acquired the business and assets of the farm and construction equipment business (other than approximately $1.1 billion of U.S. retail receivables) of Tenneco and its subsidiaries.

ITEM 2. PROPERTIES.

  The principal properties of Case as of February 28, 1998, were as follows:

                                                             DESCRIPTION OF
              LOCATION                                          PROPERTY
              --------                                    ---------------------
      Burlington, Iowa................................... Manufacturing
      East Moline, Illinois.............................. Manufacturing
      Hamilton, Ontario, Canada.......................... Manufacturing
      Burr Ridge, Illinois............................... Technology Center
      Racine, Wisconsin.................................. Manufacturing
      Racine, Wisconsin.................................. Manufacturing/Foundry
      Wichita, Kansas.................................... Manufacturing
      Hugo, Minnesota.................................... Manufacturing
      Fargo, North Dakota................................ Manufacturing
      Fargo, North Dakota................................ Manufacturing
      Valley City, North Dakota.......................... Manufacturing
      St. Valentin, Austria.............................. Manufacturing
      Crepy, France...................................... Manufacturing
      Croix, France...................................... Manufacturing
      St. Dizier, France................................. Manufacturing
      Tracy, France...................................... Manufacturing
      Neustadt, Germany.................................. Manufacturing
      Carr Hill, United Kingdom.......................... Manufacturing
      Doncaster, United Kingdom.......................... Manufacturing
      Lincoln, United Kingdom............................ Manufacturing
      Manchester, United Kingdom......................... Manufacturing
      Queensland, Australia.............................. Manufacturing
      Sorocaba, Brazil................................... Manufacturing

  The corporate headquarters for the Company are located in Racine, Wisconsin. In addition, Case also has, through its various joint ventures, manufacturing facilities located in Rocky Mount, North Carolina; Hesston, Kansas; Liuzhou, China; Tashkent, Uzbekistan; and Piracicaba, Brazil. For additional information on Case's joint ventures, see Item 1, "Manufacturing."

  Several of the Company's facilities are leased through operating lease agreements. For information on operating leases, see Note 15 to the Case Financial Statements included in Item 8 hereof. Case also owns other facilities that are currently idle and available for sale.

  The Company considers each of its facilities currently in use to be in good operating condition and adequate for its present use. Management believes that it has sufficient capacity to meet its current market demand. The Company is considering making incremental investments at select facilities and other sites to increase capacity to meet continued demand for certain agricultural equipment products.

ITEM 3. LEGAL PROCEEDINGS.

  For information pertaining to legal proceedings, see Note 15 to the Case Financial Statements included in Item 8 hereof, which is incorporated by reference herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

ITEM 4.1 EXECUTIVE OFFICERS OF THE REGISTRANT.

  The executive officers of the Company, their ages as of February 28, 1998, and their present positions with the Company are set forth in the table below:

                            AGE AT
                         FEBRUARY 28,
       NAME                  1998                               OFFICE
       ----              ------------                           ------
Jean-Pierre Rosso.......      57      Chairman, Chief Executive Officer and Director
Steven G. Lamb..........      41      President and Chief Operating Officer
Theodore R. French......      43      President, Financial Services, and Chief Financial Officer
Richard M. Christman....      47      Senior Vice President
Richard S. Brennan......      59      General Counsel and Secretary

  As used in this Item 4.1, the "Company" or "Case" refers to Case Corporation and its consolidated subsidiaries and to Tenneco Equipment Corporation, the predecessor of Case Corporation.

  Mr. Rosso has served as Chairman and Chief Executive Officer of Case since October 1997. Prior thereto, he served as its Chairman, President and Chief Executive Officer since March 1996, and as its President and Chief Executive Officer from April 1994, when he joined the Corporation. Prior to April 1994, Mr. Rosso was President of the Home and Building Control business of Honeywell Inc., a producer of advanced technology products, since 1992 and served as President of that company's European operations from 1987 through 1991. Mr. Rosso is also a director of ADC Telecommunications, Inc., Crown Cork & Seal Company, Inc. and Inland Steel Industries, Inc. and its subsidiaries, Inland Steel Company and Ryerson Tull, Inc. Mr. Rosso became a Director of Case on April 22, 1994.

  Mr. Lamb has served as President of Case since October 1997 and as its Chief Operating Officer since March 1995. Prior to serving as President, he served as Executive Vice President since April 1993. As Chief Operating Officer, Mr. Lamb is responsible for worldwide industrial operations. He previously directed the Company's business activities in Europe, Africa and the Middle East. Prior to joining Case, he served as Executive Assistant to the President and Chief Operating Officer of Tenneco. Previously, Mr. Lamb was with International Paper Company from 1988 to 1992, where he served in several key management and operational positions.

  Mr. French has served as President, Financial Services of Case since October 1997 and as its Chief Financial Officer since January 1992. Prior to serving as President, Financial Services, he served as Senior Vice President since January 1992 and as Treasurer from January 1992 until August 1994. Mr. French also has operating responsibility for the Case finance subsidiaries and has served as Chairman of the Board of Case Credit Corporation since January 1996. He joined Case in 1989 as Vice President, Corporate Planning and Development. Prior to joining Case, Mr. French spent 12 years with Rockwell International. From 1987 to 1989, he was Director of Business Development for Rockwell International's Automotive Operations.

  Mr. Christman has served as a Senior Vice President of Case since July 1986. He leads Global Business Development and focuses on establishment of new strategic alliances with the implementation of growth strategies. Mr. Christman joined Case in 1975 and has held various sales and marketing positions. Beginning in 1986, Mr. Christman served for three years as Senior Vice President, Europe Sales and Marketing, and returned to Racine in 1989 as Senior Vice President, Parts Division.

  Mr. Brennan was appointed General Counsel and Secretary of the Company in February 1995. He has been a partner in the law firm of Mayer, Brown & Platt since returning to that firm in 1991, and was the General Counsel of Continental Bank Corporation from 1982 through August 1994.

  Each of the executive officers described in this Item 4.1 was elected by the Board of Directors at its May 1997 meeting to hold office until the first meeting of the Board of Directors following the 1998 annual meeting of stockholders, and until his respective successor is duly elected and qualified, unless any such executive officer is earlier removed or replaced by the Board of Directors.

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

  The following table sets forth the high and low sale prices of common stock during the periods indicated on the New York Stock Exchange Composite Transactions Tape and dividends declared per share of common stock during such periods:

                                                          SALE PRICES
                                                         -------------
                                                                       DIVIDENDS
                                                          HIGH   LOW   DECLARED
                                                         ------ ------ ---------
      1997
        1st quarter..................................... $59.25 $48.38   $0.05
        2nd quarter.....................................  69.50  50.25    0.05
        3rd quarter.....................................  71.50  61.00    0.05
        4th quarter.....................................  72.94  57.25    0.05
      1996
        1st quarter..................................... $56.25 $40.00   $0.05
        2nd quarter.....................................  55.00  45.13    0.05
        3rd quarter.....................................  50.00  41.75    0.05
        4th quarter.....................................  56.50  45.38    0.05

  The number of holders of Case Common Stock of record as of February 27, 1998, was 4,911.

  On May 14, 1997, the Company's Board of Directors authorized the purchase from time to time of up to four million shares of the Company's Common Stock. The purchase of Case Common Stock under this program is at the Company's discretion, subject to prevailing financial and market conditions. As of December 31, 1997, the Company has repurchased approximately 1.5 million shares of its common stock at a cost of approximately $94 million under this program.

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

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected historical financial data as of and for each of the five years ended December 31, 1997, has been derived from the audited consolidated and combined financial statements of the Company and the Case Business. For all periods subsequent to June 24, 1994, the financial data reflects the consolidated results of Case Corporation. For all prior periods, the financial data reflects the combined results of the Case Business. This information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Case Financial Statements and the notes thereto included elsewhere herein.

                                              YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                          1997    1996    1995    1994    1993
                                         ------  ------  ------  ------  ------
                                          (DOLLARS IN MILLIONS, EXCEPT PER
                                                    SHARE DATA)
INCOME STATEMENT DATA:
Net sales..............................  $5,796  $5,176  $4,937  $4,262  $3,748
Interest income and other..............     228     233     168     143     255
Cost of goods sold.....................  (4,447) (3,953) (3,779) (3,260) (3,106)
Selling, general and administrative
 expenses..............................    (570)   (544)   (553)   (576)   (526)
Research, development and engineering
 expenses..............................    (196)   (193)   (156)   (127)    (95)
Interest expense.......................    (170)   (160)   (174)   (160)   (232)
Other, net.............................     (47)    (25)    (16)    (24)      1
                                         ------  ------  ------  ------  ------
Income before taxes and cumulative
 effect of changes
 in accounting principles and
 extraordinary items...................     594     534     427     258      45
Income tax provision...................     191     185      81      93       6
                                         ------  ------  ------  ------  ------
Income before cumulative effect of
 changes in accounting
 principles and extraordinary items....     403     349     346     165      39
Cumulative effect of changes in
 accounting principles (1).............     --      --       (9)    (29)    --
Extraordinary items (2)................     --      (33)    --       (5)    --
                                         ------  ------  ------  ------  ------
Net income.............................  $  403  $  316  $  337  $  131  $   39
                                         ======  ======  ======  ======  ======
Basic earnings per share after
 preferred stock dividends
 and before cumulative effect of
 changes in accounting
 principles and extraordinary items....  $ 5.36  $ 4.73  $ 4.80    N.A.    N.A.
Pro forma basic earnings per share
 after preferred
 stock dividends and before cumulative
 effect of
 changes in accounting principles and
 extraordinary items...................    N.A.    N.A.    N.A.  $ 2.31    N.A.
Diluted earnings per share before
 cumulative effect of
 changes in accounting principles and
 extraordinary items...................  $ 5.11  $ 4.49  $ 4.60    N.A.    N.A.
Pro forma diluted earnings per share
 before cumulative effect of changes in
 accounting principles and
 extraordinary items...................    N.A.    N.A.    N.A.   $2.24    N.A.
Cash dividends declared per common
 share.................................  $ 0.20  $ 0.20  $ 0.20  $ 0.10    N.A.
BALANCE SHEET DATA: (AT THE END OF
 YEAR):
Working capital........................  $  730  $  510  $  386  $  717  $  631
Total assets...........................   6,981   6,059   5,469   5,052   6,223
Long-term debt.........................   1,404   1,119     889   1,443   1,547
Other long-term obligations and
 redeemable preferred stock............     508     492     594     603     693
Equity.................................   2,197   1,904   1,520   1,181   1,730
Ratio of earnings to fixed charges and
 preferred stock
 dividends.............................   3.94x   3.73x   3.03x   2.38x   1.18x

--------
(1) Effective January 1, 1995, Case adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for its non-U.S. plans, which resulted in a charge of $9 million on a pre-tax and after-tax basis to reflect the cumulative effect of the accounting change. Effective January 1, 1994, Case adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which resulted in a charge of $29 million after tax to reflect the cumulative effect of the accounting change. See Note 14 to the Case Financial Statements included in
   Item 8 hereof and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(2) In 1996, the Company sold $300 million aggregate principal amount of its 7.25% unsecured and unsubordinated notes due 2016 pursuant to a shelf registration statement filed with the Securities and Exchange Commission. The net proceeds from the offering, together with cash and additional borrowings under the Company's credit facilities, were used to exercise the Company's option to repurchase for cash all of the Company's 10.5% Senior Subordinated Notes and pay accrued interest thereon. As a result of the repurchase, the Company recorded an extraordinary charge of $22 million after tax. Also during 1996, the Company established new credit facilities consisting of $3.4 billion in lines of credit and liquidity facilities. As a result of establishing the new credit facilities, the Company recorded an $11 million extraordinary, after-tax charge for the write-off of unamortized bank fees related to the original bank agreements established at the time of the Company's initial public offering in June 1994. In 1994, the Company prepaid approximately $519 million of high interest-bearing debt. The Company recorded an extraordinary loss of $5 million after tax for the redemption premium resulting from this transaction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUMMARY OF SALES

  Case Corporation ("Case" or the "Company") is a leading worldwide designer, manufacturer, marketer and distributor of farm equipment and light- to medium-sized construction equipment. Case Credit Corporation ("Case Credit"), the wholly owned retail financing subsidiary of Case, provides and administers financing to facilitate the sale or lease of new and used Case agricultural and construction equipment and other products to end-use customers.

  Case's sales are derived from the manufacture and distribution of a full line of farm equipment, light- to medium-sized construction equipment and replacement parts. In recent years Case's sales were derived from the following sources:

                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                        ------------------------
                                                         1997     1996     1995
                                                        ------   ------   ------
      Farm equipment...................................     52%      52%      49%
      Construction equipment...........................     30       30       32
      Replacement parts................................     18       18       19
                                                        ------   ------   ------
          Total sales..................................    100%     100%     100%
                                                        ======   ======   ======

  Sales are affected by worldwide agricultural production and demand, housing starts and other construction levels, commodity prices, government subsidies, weather, interest and exchange rates, industry capacity and equipment levels. In addition to sales of equipment and parts, revenues include income from the financing of such sales.

 1997 Compared to 1996

  Earnings

  The Company recorded net income of $403 million in 1997 as compared to net income, before extraordinary items, of $349 million in 1996. Diluted earnings per share, before extraordinary items, was $5.11 per share in 1997 as compared to $4.49 per share in 1996. The 14% increase in diluted earnings per share resulted from higher income levels, reflecting strong worldwide demand for the Company's products, as well as the impact of the Company's cost-reduction initiatives, partially offset by an increase in the number of average common shares outstanding. Basic earnings per share, before extraordinary items and after preferred stock dividends, was $5.36 in 1997 versus $4.73 in 1996.

  In January 1996, the Company repurchased for cash all of its 10.5% Senior Subordinated Notes. As a result of the repurchase, the Company recorded a $22 million extraordinary, after-tax charge in the first quarter of 1996. In August 1996, the Company established new credit facilities consisting of $3.4 billion in lines of credit and liquidity facilities. As a result of establishing the new credit facilities, the Company recorded an $11 million extraordinary, after-tax charge for the write-off of unamortized bank fees related to the original bank agreements established at the time of the Company's initial public offering in June 1994.

  The Company's industrial operations ("Case Industrial") manufacture, market and distribute a full line of farm equipment and light- to medium-sized construction equipment on a worldwide basis. Case Industrial recorded income, before equity income of Case Credit, of $321 million in 1997 versus $261 million in 1996, an increase of $60 million or 23% year-over-year. On a pretax basis, Case Industrial's 1997 earnings increased 18% over the prior year to $472 million. Case Credit recorded income of $82 million in 1997, down $6 million as compared to income, before extraordinary items, of $88 million in 1996.

  Case's operating earnings for 1997 were $627 million versus $579 million in 1996, an increase of $48 million or 8%. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles and extraordinary items, including the income of Case Credit on an equity basis. Case's year-over-year operating earnings improvement primarily reflects increased sales volumes, along with incremental sales from acquisitions, as well as improved pricing and greater contributions from restructuring-related actions. These improvements were partially offset by inflationary cost increases and incremental costs related to new product launches.

  A reconciliation of the Company's industrial income to operating earnings is as follows (in millions):

                                                                CASE INDUSTRIAL
                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
      Income before extraordinary items.......................  $   403 $   349
      Income tax provision....................................      151     140
      Interest expense........................................       73      90
                                                                ------- -------
          Operating earnings..................................  $   627 $   579
                                                                ======= =======

  Revenues

  On a consolidated basis, worldwide revenues increased $615 million in 1997 to a record $6,024 million. Net sales of equipment and parts increased 12% to $5,796 million. The improvement in net sales is attributable to a 15% volume increase, including 7% as a result of acquisitions, and a 2% improvement in price realization. This was partially offset by a 3% deterioration resulting from the impact of foreign exchange and a 2% decrease due to retail store divestitures. Strong worldwide demand for the Company's agricultural and construction equipment products contributed to the year-over-year sales increase. Net sales in 1997 increased 69% in Latin America, 12% in Europe, 9% in North America and 7% in Asia Pacific from 1996 levels. Worldwide net sales of agricultural equipment increased 14%, while construction equipment net sales increased 13%. Sales of replacement parts increased 6% in 1997 to $1,013 million, as compared to $959 million in 1996.

  Acquisitions and Investments

  The Company's industrial operations completed six strategic business acquisitions in 1997. During the first quarter, the Company acquired bor-mor Inc. ("bor-mor"), a North American manufacturer of directional drilling equipment for the underground cable and utility installation market, with 1996 revenues of approximately $9 million. Also during the first quarter, the Company acquired select assets of Agri-Logic Inc., a leading developer of software for agricultural applications. In the third quarter of 1997, the Company acquired Gem Sprayers Limited ("Gem"), a U.K.-based manufacturer of self-propelled and trailed/mounted sprayers for agricultural applications. Gem, with 1996 revenues of approximately $12 million, is the leading supplier of sprayers in the United Kingdom.

  In the fourth quarter of 1997, the Company acquired the outstanding shares of Fortschritt Erntemaschinen GmbH ("Fortschritt"). Based in Neustadt, Germany, Fortschritt manufactures hay and forage equipment, including self-propelled forage harvesters, large square balers and windrowers. Case also acquired select assets of two other German companies, including intellectual property, and production and distribution rights related to self-propelled forage harvesters and combines. The combined sales of the Fortschritt and other products acquired in the fourth quarter were approximately $110 million in 1996. These acquisitions provide Case with a broad range of conventional and rotary combines in Europe and significantly expand the Company's line of harvesting equipment for that region.

  During the third quarter of 1997, Case Credit and UFB LOCABAIL SA, a subsidiary of Compagnie Bancaire, announced a joint venture to provide financing for Case's European dealers and retail customers. This new venture, Case Credit Europe S.A.S., is the first pan-European finance organization to serve both the agricultural and construction equipment markets. Also during the third quarter, Case Credit, through an agreement established with Cummins Engine Co. Inc. ("Cummins"), established Cummins-Case Credit Financial Services, which offers financing to qualified North American retail purchasers, dealers and manufacturers of industrial equipment powered by Cummins engines.

  These acquisitions and investments, as well as the 1996 acquisitions of Concord, Inc. ("Concord"), Austoft Holdings Limited ("Austoft"), Steyr Landmaschinentechnik AG ("Steyr") and Fermec Holdings Limited ("Fermec"), are integral to the Company's long-term growth strategy of increasing both revenues and profitability. The Company reported combined net sales of approximately $586 million and $190 million in 1997 and 1996, respectively, as a result of its acquisition activities.

  Net Sales

  Worldwide net sales of agricultural equipment increased 14% in 1997 as compared to 1996 levels, including the full-year impact of the Concord, Austoft, Steyr and Fermec acquisitions. The increase in agricultural equipment sales in North America reflects both the success of the new MX series MAXXUM(TM) (mid-horsepower) tractors launched earlier this year, as well as strong increases in sales of MAGNUM(TM) (120-plus horsepower) tractors, combines and implements. The increase in sales of agricultural equipment in Europe reflects a significant increase in sales of combines and high-horsepower tractors, including higher year-over-year sales to the former Soviet Union, as well as increased sales of cotton pickers and implements. The 1996 acquisition of Steyr, driven by the combined strength of the Case-Steyr tractor line, greatly contributed to the increase in sales of tractors in all horsepower categories in Europe. The increase in sales of agricultural equipment in the Company's Asia Pacific region reflects strong customer demand for the new MX series tractors, as well as increased sales of four-wheel drive tractors, cotton pickers and sugar cane harvesters. In the Company's Latin America region, sales of agricultural equipment nearly doubled, reflecting strong increases in sales of MAGNUM(TM) tractors, combines, cotton pickers, sugar cane harvesters and implements. In Brazil, Case began assembling several lines of agricultural equipment during the second half of 1997, as the Company continues to build its market share in this region. Excluding the impact of the Company's 1997 acquisitions, worldwide net sales of agricultural equipment increased 13% in 1997 as compared to the prior year. The December 1997 acquisitions of Fortschritt and select assets of two other German companies, did not impact 1997 revenues.

  Worldwide net sales of construction equipment increased 13% in 1997 as compared to 1996 levels, including the full-year impact of the Company's 1996 acquisition of Fermec. In North America, net sales of construction equipment increased in virtually all product lines, driven by significant increases in sales of loader/backhoes, wheel loaders, crawlers, excavators and skid steers. In Europe, the increase in net sales of construction equipment primarily reflects increased sales of loader/backhoes and skid steers as a result of the Fermec acquisition, as well as increased sales of wheel loaders. The increase in sales of construction equipment in the Company's Asia Pacific region reflects strong increases in sales of loader/backhoes, skid steers and excavators, despite weakening economic conditions in the region. In the Company's Latin America region, the increase in net sales of construction equipment reflects significant increases in virtually all product lines. The Company's 1997 acquisitions did not have a material impact on net sales of construction equipment in 1997 as compared to the prior year.

  In 1996, the Company established a multi-year supply chain management initiative that has a long-term objective of matching production levels with retail demand. In 1997, Case produced approximately at retail demand, despite incremental production for new product introductions, increased sales to Latin America and increased demand for acquisition-related products. The Company will continue to produce at or near retail demand in the future. The goal of the Company's supply chain management initiative is to reduce Case's working capital requirements.

  Costs and Expenses

  Cost of goods sold for the industrial operations increased $494 million to $4,447 million in 1997 as compared to 1996, primarily due to the year-over-year volume increase. Cost of goods sold as a percentage of net sales increased slightly to 76.7% in 1997 from 76.4% in 1996. This increase in cost of goods sold as a percentage of net sales primarily reflects changes in product and geographic sales mix, including the impact of acquisitions, as well as higher new product launch costs and retail store divestitures, partially offset by pricing actions and restructuring and other cost reduction initiatives.

  Selling, general and administrative expenses for the industrial operations increased $30 million in 1997 to $619 million. As a percentage of net sales, selling, general and administrative expenses improved to 10.7% in 1997 from 11.4% in 1996. This year-over-year decrease as a percentage of net sales reflects the impact of the Company's ongoing cost reduction initiatives, including lower retail selling expenses as a result of restructuring-related sales of company-owned retail stores, and the impact of foreign exchange. These decreases were offset by incremental selling, general and administrative expenses from acquisitions and higher new product launch costs.

  Research, development and engineering expenses increased to $196 million in 1997, primarily in support of new product development. New product introductions continue to be a key component of Case's growth strategy. The Company successfully launched 24 new agricultural and construction equipment products in 1997.

  Consolidated interest expense was $170 million in 1997 as compared to $160 million in 1996. The year-over-year increase in consolidated interest expense resulted from higher average debt levels for Case Credit, primarily due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases. Interest expense for Case's industrial company was $73 million in 1997 versus $90 million in 1996, primarily due to lower average debt levels in 1997.

  The consolidated income tax provision for 1997 was $191 million as compared to $185 million in 1996. The Company's effective income tax rate of 32% for 1997 was lower than the U.S. statutory tax rate of 35% primarily due to recognition of tax benefits associated with the Company's foreign sales corporation, research and development tax credits and a reduction in the tax valuation reserve in certain foreign jurisdictions, partially offset by state income taxes and foreign income taxed at different rates. The Company's 1996 effective tax rate of 35% was equal to the U.S. statutory tax rate. The Company's 1996 effective tax rate was impacted by a reduction in tax valuation reserves, the recognition of research and development tax credits, and tax savings related to the Company's foreign sales corporation, offset by state income taxes, foreign losses with no tax benefit, and foreign income taxed at different rates.

  Credit Operations

  Case Credit recorded net income of $82 million in 1997, as compared to net income, before extraordinary items, of $88 million in 1996. The $6 million decrease in year-over-year income is primarily due to increased interest expense, reduced margins on the sale of retail notes under asset-backed securitizations, lower securitization and servicing fee income, as well as increased depreciation of equipment on operating leases, largely offset by higher earnings as a result of increased levels of on-balance-sheet receivables. In the third quarter of 1996, Case Credit incurred a $3 million extraordinary, after-tax charge to write-off unamortized bank fees in conjunction with the refinancing of the Company's credit facilities. Case Credit recorded net income of $85 million in 1996.

  Case Credit reported total revenues of $272 million for 1997, an increase of $28 million or 11% over the $244 million of revenues reported for 1996. Finance income earned on retail notes and finance leases increased to $103 million in 1997 as compared to $64 million for the same period in 1996, primarily due to increased levels of on-balance-sheet receivables. Operating lease revenues increased $17 million to $33 million for 1997, reflecting the growth in Case Credit's operating lease portfolio. These revenue increases were partially offset by decreases in net gains on retail notes sold, as well as lower securitization and servicing fee income. Case Credit continues to implement its asset-management strategy of retaining a larger percentage of assets on balance sheet, as opposed to selling those assets through asset-backed securitizations. Long term, the Company believes this strategy will generate a more stable earnings performance for Case Credit. In the short term, however, earnings growth may be constrained as Case Credit continues to grow its on-balance-sheet portfolio.

  Operating expenses for Case Credit increased $13 million to a total of $52 million in 1997 as compared to 1996. This increase primarily resulted from a $12 million increase in depreciation expense for equipment on operating leases relating to Case Credit's larger operating lease portfolio.

  Case Credit's interest expense for 1997 was $98 million, up $26 million from the $72 million reported in 1996. The increased interest expense resulted from higher average debt levels during 1997, primarily due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases.

  As of December 31, 1997, Case Credit's serviced portfolio increased 21% over the same time last year to a record $5.2 billion. Gross receivables acquired in 1997 increased 29% for a total of $3.4 billion versus the same period in 1996. Case Credit retained approximately $570 million of additional retail notes and finance leases as compared to December 31, 1996, consistent with the Company's asset-management strategy announced in early 1997. Case Credit's portfolio losses were $8 million in 1997 as compared to $3 million in 1996, resulting in a loss-to-liquidation ratio of 0.34% in 1997 and 0.15% in 1996.

  The growth in Case Credit's serviced portfolio reflects the strong demand for both new and used equipment, as well as the increased marketing and growth initiatives of Case Credit. In early 1997, Case Credit broadened its product line with the introduction of a commercial loan program in North America. Case Credit expanded its geographic reach in 1997 through the establishment of a joint venture in Europe, Case Credit Europe S.A.S., that provides financing for Case's European dealers and retail customers. Also in 1997, Case Credit and Cummins entered into an agreement under which Case Credit will offer financing to qualified North American retail purchasers, dealers and manufacturers of industrial equipment powered by Cummins engines.

  Case Credit sold $1.8 billion and $1.6 billion of retail notes in 1997 and 1996, respectively, to limited-purpose business trusts organized by Case in the United States and Canada. These trusts were formed for the purpose of purchasing receivables from Case Credit and the receivables were used as collateral for the issuance of asset-backed securities to outside investors. The proceeds from the sale of the retail notes were used to repay indebtedness and to finance additional receivables.

 1996 Compared to 1995

 Earnings

  The Company recorded income, before cumulative effect of changes in accounting principles and extraordinary items, of $349 million in 1996 compared to $346 million in 1995. Diluted earnings per share, before cumulative effect of changes in accounting principles and extraordinary items, was $4.49 per share in 1996 as compared to $4.60 per share in 1995, reflecting an increase in the average common shares outstanding from 75.2 million shares in 1995 to 77.5 million shares in 1996.

  Net income in 1996 was $316 million, with diluted earnings per share of $4.07, versus net income and diluted earnings per share of $337 million and $4.48, respectively, in 1995. In 1996 the Company incurred an extraordinary loss of $33 million, after tax. In January 1996, the Company repurchased for cash all of its 10.5% Senior Subordinated Notes. As a result of the repurchase, Case recorded an extraordinary loss of $22 million, after tax. In August 1996, the Company established new credit facilities consisting of $3.4 billion in lines of credit and liquidity facilities. As a result of establishing the new credit facilities, the Company recorded an $11 million extraordinary, after-tax charge for the write-off of unamortized bank fees related to the original bank agreements established at the time of the Company's initial public offering in June 1994. Effective January 1, 1995, Case adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its non-U.S. plans. The cumulative effect of adopting this standard was to decrease net income by $9 million, after tax.

  The Company's industrial operations recorded income, before cumulative effect of changes in accounting principles, extraordinary items and equity income of Case Credit, of $261 million in 1996, a $9 million earnings improvement from $252 million in 1995. Case Credit recorded income, before extraordinary items, of $88 million in 1996, $6 million less than the $94 million reported in 1995.

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

  A reconciliation of the Company's industrial income to operating earnings is as follows (in millions):

                                                                CASE INDUSTRIAL
                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
      Income before cumulative effect of changes in accounting
       principles and extraordinary items.....................  $   349 $   346
      Income tax provision....................................      140      28
      Interest expense........................................       90     135
                                                                ------- -------
          Operating earnings..................................  $   579 $   509
                                                                ======= =======

  Revenues

  On a consolidated basis, worldwide revenues increased $304 million in 1996 to $5,409 million. Net sales of equipment and parts increased 5% to $5,176 million. The improvement in net sales is attributable to a 5% volume increase, primarily due to the Company's acquisition activity in 1996, and a 3% improvement in price realization partially offset by a 2% decrease due to retail store divestitures and a 1% deterioration resulting from the impact of foreign exchange. Excluding the impact of acquisitions in 1996, year-over-year net sales increased slightly. Strong retail demand for agricultural and construction equipment in both the Asia Pacific and Latin American regions contributed to the overall sales increase. Net sales in 1996 increased 62% in the Company's emerging markets and 3% in Europe, while decreasing 3% in North America from 1995 levels. Worldwide net sales of agricultural equipment increased 11%, while construction equipment net sales decreased 5%. Sales of replacement parts increased 5% in 1996 to $959 million, as compared to $911 million in 1995.

  Acquisitions

  The Company completed four strategic business acquisitions in 1996. In January 1996, the Company acquired Concord, a manufacturer of air drills based in Fargo, North Dakota. In the second quarter of 1996, the Company's Australian subsidiary completed the purchase of all of the outstanding shares of Austoft, the world's largest manufacturer of sugar cane harvesting equipment. Austoft is based in Bundaberg, Australia. In August 1996, the Company acquired 75% of Steyr, an Austrian tractor manufacturer whose tractors are recognized for their superior performance in mountainous regions. In October 1996, Case acquired Fermec, a construction equipment manufacturer based in Manchester, United Kingdom. Fermec's products include loader/backhoes, mini-excavators, skid steer loaders and industrial tractors. The acquisition of these businesses is part of the Company's long-term goal to increase profitability. The Company reported combined net sales of approximately $190 million in 1996 as a result of these acquisitions.

  Net Sales

  Worldwide net sales of agricultural equipment increased 11% in 1996 as compared to 1995 levels. The increase in sales of agricultural equipment in Europe was driven by significant increases in sales of combines, four-wheel drive tractors and MAGNUM(TM) tractors (120-plus horsepower). In Case's other international markets, the increase in agricultural equipment sales resulted from significant increases in sales of MAGNUM(TM) and four-wheel drive tractors, combines, sugar cane harvesters and cotton pickers. Sales in the Asia Pacific region were particularly strong due to improved crop prices and favorable weather conditions. In North America, the Company's progress in implementing its supply chain management initiative has enabled Case to lower production relative to retail demand as compared to 1995 levels, resulting in lower wholesale (dealer) sales. As a result, Case reported lower net sales of agricultural equipment in 1996 than would have been reported had production levels relative to retail demand remained constant with 1995 levels. In the near term, Case's supply chain management initiative will continue to impact the Company's North American operating results. Excluding the impact of acquisitions, worldwide net sales of agricultural equipment increased 7% in 1996 as compared to the prior year.

  Worldwide net sales of construction equipment decreased 5% in 1996 as compared to 1995 levels. In Europe, the decrease in construction equipment sales reflects the continued weakness of the European construction equipment market, particularly in France and Germany. In North America, construction equipment sales were impacted by the Company's supply chain management initiative, which enabled Case to lower production relative to retail demand as compared to 1995 levels. As a result, Case reported lower net sales of construction equipment in 1996 than would have been reported had production levels relative to retail demand remained constant with 1995 levels. In the near term, Case's supply chain management initiative will continue to impact the Company's North American operating results. In Case's other international markets, sales of construction equipment increased due to increases in sales of loader/backhoes, crawlers and trenchers in the Asia Pacific and Latin American regions, along with improvements in the Brazilian economy as compared to 1995. Excluding the impact of acquisitions, worldwide net sales of construction equipment decreased 7% in 1996 as compared to the prior year.

  Costs and Expenses

  Cost of goods sold for the industrial operations increased $174 million to $3,953 million in 1996 as compared to 1995. The increase in cost of goods sold is primarily due to higher sales volume. Gross margin increased slightly in 1996 reflecting volume-related production efficiencies, improved price realization and benefits from cost-reduction initiatives, partially offset by lower margins resulting from changes in product and geographic sales mix and acquisition-related sales.

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

  Research, development and engineering expenses increased 24% to $193 million in 1996, primarily in support of new product development. These increased expenditures, including the introduction of more than 20 new agricultural products, completed the largest product launch in the Company's history.

  Interest expense for Case's industrial company was $90 million in 1996 versus $135 million in 1995. The decrease in interest expense related primarily to lower average debt levels in 1996, and to strategic refinancing actions taken during the year.

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

  Case Credit reported total revenues of $244 million for 1996, a 12% increase over the $217 million of revenues reported for 1995. Finance income earned on retail notes and finance leases increased to $64 million in 1996 as compared to $31 million for the same period in 1995 due to higher average receivable levels, including a growing finance lease portfolio. The increase was also a result of Case Credit originating a greater percentage of full-rate contracts, which decreased the interest income from Case. Lease income increased $12 million to a total of $16 million for 1996, reflecting the growth in Case Credit's equipment leasing program. Net gain on the sale of retail notes in ABS transactions decreased as a result of lower interest rate margins.

  Operating expenses for Case Credit increased $11 million to a total of $39 million in 1996 as compared to 1995. This increase primarily resulted from a $7 million increase in depreciation expense for equipment on operating leases, as well as an increase in administrative and operating expenses.

  Case Credit's interest expense for 1996 was $72 million, up $30 million from the $42 million reported in 1995. The increased interest expense resulted from higher average debt levels during 1996 due to the timing of ABS transactions, growth in the retail note and finance lease portfolio, and increased equipment on operating leases.

  As of December 31, 1996, Case Credit's serviced portfolio of receivables increased 14% over the same time last year to a record $4.3 billion. Gross receivables acquired in 1996 increased 11% for a total of $2.6 billion versus the same period in 1995. The growth in acquisitions reflects the strong demand for both new and used equipment, as well as the increased marketing efforts of Case Credit. Portfolio losses were $3 million in both 1996 and 1995, resulting in a loss-to-liquidation ratio of 0.15% in 1996 and 0.21% in 1995. Case Credit sold $1.6 billion and $1.5 billion of retail notes in ABS transactions during 1996 and 1995, respectively. At December 31, 1996, Case Credit retained approximately $400 million of additional retail notes and finance leases as compared to December 31, 1995.

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

  Consequently, on March 21, 1993, a comprehensive restructuring program (the "1992 Restructuring Program") was adopted and resulted in a pre-tax restructuring charge of $920 million ($843 million after tax), which was reflected in Case's 1992 results. The $920 million pre-tax charge was recorded as a $340 million reduction of net property, plant and equipment, a $55 million reduction of inventory, a $63 million reduction of intangibles and other accounts and a $462 million reserve for the future cost of implementing the various restructuring actions. Upon adoption of the 1992 Restructuring Program, the Company believed that the successful completion of the 1992 Restructuring Program would enhance its pre-tax income and pre-tax operating cash flow through cost reductions by year-end 1997 by approximately $200 million annually over 1992 levels. The 1992 Restructuring Program has been substantially completed and the intended benefits have been achieved.

  An analysis of the 1992 Restructuring Program is summarized in the table below (in millions):

                          1992 RESTRUCTURING PROGRAM

                                          ACTIVITY 1993 THRU 1995               1996 ACTIVITY
                                      -------------------------------- --------------------------------
                          BALANCE AT             CHANGES   BALANCE AT             CHANGES   BALANCE AT
                         DECEMBER 31, RESERVES     IN     DECEMBER 31, RESERVES     IN     DECEMBER 31,
                             1992     UTILIZED* ESTIMATES     1995     UTILIZED* ESTIMATES     1996
                         ------------ --------- --------- ------------ --------- --------- ------------
Employee termination
 payments...............     $250       $ (56)    $ 10        $204       $ (50)     $(6)       $148
Pension and OPRB costs..       56         (36)      15          35          (6)     (21)          8
Lease termination
 payments...............       10           1       (1)         10          (4)       3           9
Writedown of assets:
  Property, plant and
   equipment............      340        (156)     (47)        137        (115)       2          24
  Provision for
   environmental
    liabilities.........       25          --        2          27          (2)      --          25
  Other assets..........       63         (70)       7          --          --       --          --
Writedown of
 inventories............       55         (23)     (15)         17          (4)      (4)          9
Costs related to
 closing/selling/
  downsizing existing
 facilities.............       60         (22)      (8)         30         (16)      18          32
Other costs.............       61         (26)       1          36         (10)       8          34
                             ----       -----     ----        ----       -----      ---        ----
Total restructuring
 charge.................     $920       $(388)    $(36)       $496       $(207)     $--        $289
                             ====       =====     ====        ====       =====      ===        ====

--------
*Includes currency translation

                                         1997 ACTIVITY
                         ---------------------------------------------
                          BALANCE AT             CHANGES   BALANCE AT
                         DECEMBER 31, RESERVES     IN     DECEMBER 31,
                             1996     UTILIZED* ESTIMATES     1997     TOTAL COSTS
                         ------------ --------- --------- ------------ -----------
Employee termination
 payments...............     $148       $(120)     $15        $43         $269
Pension and OPRB costs..        8          (7)      (1)        --           49
Lease termination
 payments...............        9          (2)      (7)        --            5
Writedown of assets:
  Property, plant and
   equipment............       24         (28)       4         --          299
  Provision for
   environmental
   liabilities..........       25         (21)      (4)        --           23
  Other assets..........       --          --       --         --           70
Writedown of
 inventories............        9          (7)      (2)        --           34
  Costs related to
   closing/selling/
   downsizing existing
   facilities...........       32         (14)      (6)        12           64
Other costs.............       34         (31)       1          4           71
                             ----       -----      ---        ---         ----
Total restructuring
 charge.................     $289       $(230)     $--        $59         $884
                             ====       =====      ===        ===         ====

--------
*Includes currency translation

  The employee termination payments represent the severance payments to reduce personnel by approximately 7,200. This reduction is the result of closing and/or downsizing 11 manufacturing facilities, the consolidation of six parts distribution locations, the privatization of company-owned retail stores in North America, Europe and Australia, and a reduction in related support functions. The employee termination payments also include minor amounts for other costs such as outplacement services and other benefits and certain contractual obligations under labor agreements. Estimates have been revised in each year to reflect changes in social, political, legal and economic conditions where employment reductions will occur. In 1997, headcount and cost estimates have been updated to reflect recent negotiations with affected parties. The reserve balance of $43 million at December 31, 1997, is primarily for remaining European staff reductions.

  The pension and other postretirement benefit ("OPRB") costs represent curtailments as required by SFAS No. 88 and SFAS No. 106 resulting from the termination of employees referred to above. The subsequent revisions to the original estimate reflect changes in the estimated level of benefits as well as changes in the number of employee terminations anticipated by the Company. For information on the Company's pension and postretirement benefits, see Note 13 and Note 14 to the Case Financial Statements included in Item 8 hereof.

  Lease termination payments represent costs associated with the early termination of existing lease commitments for an abandoned European administrative facility and certain company-owned retail stores scheduled to be closed. The changes in estimates resulted from changes in market conditions where leases were terminated.

  The writedown of assets represents estimated losses on property, plant and equipment to be incurred upon the sale or abandonment of closed/downsized production facilities. The changes in estimates resulted primarily from updated valuations of properties and equipment to be sold or abandoned as well as from property and equipment actually sold. During 1996 and 1997, the Company allocated the reserve to the specific assets. This is shown as a utilization of the reserve in the accompanying table.

  Environmental costs have been accrued with respect to plants and other facilities where remediation and decommissioning costs will be required if such facilities cease operations. Upon the closing of these facilities, as contemplated by the 1992 Restructuring Program, potential remedial, decommissioning and environmental costs associated with the eventual sale of the facility and/or property have been recorded based on current knowledge and regulations. For information on the Company's environmental reserves, see Item 1, "Environmental," and Note 15 to the Case Financial Statements included in
Item 8 hereof.

  Other assets include the writedown to net realizable value of intangibles, goodwill and other miscellaneous items. Such writedowns were directly associated with the restructuring decision and primarily involved intangibles and goodwill in France and Germany.

  The writedown of inventories represents the writedown to net realizable value of inventory, materials and parts at those facilities that will be closed or for those products that have been discontinued.

  The costs related to closing/selling/downsizing existing facilities include the estimated costs to close and/or downsize 11 plant locations and six parts distribution locations. The changes in the reserve resulted from revised estimates of the costs of various actions still to be implemented. At December 31, 1997, the remaining reserve balance of $12 million is primarily for the completion of the closure/sale of the Neuss, Germany, facility and other facilities.

  Other costs include amounts for incremental legal costs required to support the restructuring projects, personnel transfer costs incurred as a direct result of closing and/or downsizing operations and other implementation costs. Other costs also include certain incentives and dealer discounts to close out discontinued product lines. At December 31, 1997, the remaining reserve balance of $4 million is primarily for the completion of the Neuss restructuring actions.

  The following restructuring actions occurred in 1997:

  . The Company ceased production and has substantially completed the closure of its Neuss, Germany, manufacturing facility, transferring production of its MX series tractor from Neuss to other existing Case manufacturing facilities in Racine, Wisconsin, and Doncaster, United Kingdom. In 1994, Case closed the Neuss foundry operations and, in 1996, the Company announced its intent to cease engine and component production and close the tractor manufacturing facility. The closure of the Neuss facility is the single largest step in the Company's long-term restructuring program. As of December 31, 1996, Case had employed approximately 1,000 people at the Neuss facilities.

  . Case closed and sold its Batley, United Kingdom, parts depot, and consolidated its operations into its LePlessis-Belleville, France, parts depot.

  . Case closed its foundry operations at its Doncaster, United Kingdom, facility. In 1996, the Company began to outsource the production of components that were manufactured at this facility. In 1994, an agreement was reached with the trade union for the eventual termination of approximately 900 employees at the Doncaster facility.

  . The sale of company-owned retail stores has progressed steadily. At
    December 31, 1997, Case had 17 remaining company-owned retail stores, as compared to 247 at December 31, 1990.

  As of December 31, 1997, the 1992 Restructuring Program has been substantially completed and the intended benefits, as originally contemplated under this program, have been achieved. The Company believes that the remaining reserve balance of $59 million at December 31, 1997, is adequate to carry out all remaining activities as outlined under the 1992 Restructuring Program.

LIQUIDITY AND CAPITAL RESOURCES

  The discussion of liquidity and capital resources focuses on the balance sheets and statements of cash flows. The Company's operations are capital intensive and subject to seasonal variations in financing requirements for dealer receivables and inventories. Whenever necessary, funds provided from operations are supplemented from external sources.

 1997 Compared to 1996

  In 1997, cash used by operating activities was $221 million. Cash provided by the industrial operations was $292 million, versus $464 million in 1996. The year-over-year decrease in cash provided from the industrial operations primarily resulted from increased levels of wholesale receivables and inventories, reflecting higher actual and projected sales volumes, and incremental receivables and inventory levels from acquisitions. Net cash used by operating activities in 1997 was also impacted by higher year-over-year expenditures for restructuring activities, including expenditures related to the closure of the Neuss, Germany, plant, the single largest step in the Company's long-term restructuring plan. These uses of cash were partially offset by increased levels of net income, depreciation and amortization, accounts payable and accrued liabilities. Cash used by Case Credit was $513 million in 1997 as compared to $221 million in 1996. The net cash used by Case Credit operating activities in 1997 was primarily due to increased levels of retail receivables, reflecting Case Credit's asset-management strategy of retaining a larger percentage of receivables on balance sheet as opposed to selling those receivables through ABS transactions.

  Cash used by investing activities was $286 million in 1997 versus $353 million in 1996. Proceeds from the sale of businesses and assets were $58 million and $27 million in 1997 and 1996, respectively. Case invested $192 million and $162 million in property, plant and equipment during 1997 and 1996, respectively. Cash used by Case Credit included $100 million for the purchase of equipment on operating leases, as compared to $71 million in 1996, reflecting the year-over-year growth in Case Credit's operating lease portfolio.

  During 1997, the Company's industrial operations expended $36 million to acquire the businesses of bor-mor, Gem and Fortschritt, as well as to acquire select assets of Agri-Logic Inc. and select assets of two German companies. Case also assumed additional debt and other liabilities of approximately $20 million in conjunction with these acquisitions. During 1996, Case's industrial operations invested $147 million of cash and an additional $27 million in non-cash consideration to acquire the businesses of Concord, Austoft, Steyr and Fermec. Case also assumed additional debt and other liabilities of approximately $244 million in conjunction with its 1996 acquisitions.

  During the third quarter of 1997, Case Credit expended $16 million to establish a joint venture with UFB LOCABAIL SA, a subsidiary of Compagnie Bancaire, to provide financing for Case's European dealers and retail customers. The formation of this new venture, Case Credit Europe S.A.S., establishes the first pan-European finance organization to serve both the agricultural and construction equipment markets in that region.

  In October 1997, Case Credit issued $150 million aggregate principal amount of its 6.75% unsecured and unsubordinated notes due 2007, pursuant to a shelf registration statement filed with the Securities and Exchange Commission in September 1997. The net proceeds from the offering were used to repay indebtedness and finance Case Credit's growing portfolio of receivables.

  The Company received proceeds from the issuance of long-term debt of $500 million during the first quarter of 1996. In January 1996, the Company issued $300 million aggregate principal amount of its 7.25% unsecured and unsubordinated notes due 2016. In February 1996, Case Credit issued $200 million aggregate principal amount of its 6.125% unsecured and unsubordinated notes due 2003. The net proceeds from the Case Credit offering were used to finance Case Credit's growing portfolio of receivables and for other corporate purposes, including the repayment of indebtedness. Amounts outstanding under short-term debt and revolving credit facilities increased $524 million in 1997, primarily in support of Case Credit's growing portfolio of receivables.

  During 1996, Case repaid $647 million of long-term debt. Of this $647 million, approximately $324 million related to the repayment in full of the $1.0 billion term loan established at the time of the Company's initial public offering in June 1994. The proceeds from the $300 million note offering, together with cash and additional borrowings under the Company's credit facilities, were used to exercise the Company's option to repurchase for cash all of the Company's 10.5% Senior Subordinated Notes and to pay accrued interest thereon.

  During 1997, the Company received proceeds of $84 million from the issuance of its common stock in conjunction with various employee benefit plans and the exercise of stock options, as compared to $45 million in 1996. In 1996, the Company also received approximately $30 million in proceeds from the issuance of 566,100 shares of its common stock in conjunction with an over-allotment option exercised by the underwriters of a 15.2 million share offering of Case shares held by Tenneco Inc. ("Tenneco") in the first quarter of 1996. The equity offering fully divested Tenneco of its holdings in Case. During the first quarter of 1996, the Company issued 125,812 shares of its common stock in conjunction with the acquisition of Concord.

  During the second quarter of 1997, the Company initiated a stock repurchase program to acquire up to four million shares of the Company's Common Stock. As of December 31, 1997, the Company has repurchased approximately 1.5 million shares of its common stock at a cost of approximately $94 million under this program. Purchases of common stock under this program are at the Company's discretion, subject to prevailing financial and market conditions.

  Total debt at December 31, 1997, was $2,738 million, $1,882 million of which related to Case Credit. The consolidated debt to capitalization ratio, defined as total debt divided by the sum of total debt, stockholders' equity and preferred stock with mandatory redemption provisions, was 54.6% at December 31, 1997, and the Company's industrial debt to capitalization ratio was 27.3%. The consolidated and industrial ratios at December 31, 1996, were 51.8% and 30.9%, respectively.

 1996 Compared to 1995

  In August 1996, the Company established new credit facilities consisting of $3.4 billion in lines of credit and liquidity facilities. Of the $3.4 billion total, $2.3 billion of the credit facilities benefit Case Credit and its Canadian subsidiary, and include a five-year, $1.2 billion revolving credit facility. The remaining $1.1 billion of credit facilities are used to support the Company's industrial operations. These facilities replace borrowing agreements originally established at the time of the Company's initial public offering. The new agreements were negotiated at more favorable terms and rates. In June 1996, the Company renewed its $400 million private, revolving wholesale (dealer) receivable ABS facility. This facility, which is utilized to periodically sell wholesale receivables to third-party investors, is comprised of a five-year committed, $300 million non-renewable facility and a 364-day, $100 million facility that is renewable annually at the sole discretion of the purchasers. In November 1996, Case Credit established a $1.2 billion commercial paper program. Under the terms of the program, the principal amount of the commercial paper outstanding, combined with the amount outstanding under Case Credit's five-year, $1.2 billion revolving credit facility, cannot exceed a total of $1.2 billion.

  Cash provided by operating activities was $203 million in 1996. Cash provided by the industrial operations was $464 million, versus $752 million in 1995. Cash used by Case Credit was $221 million in 1996 as compared to $441 million in 1995. The net cash generated from operating activities in 1996 was primarily due to operating income partially offset by cash used to support increases in retail receivables and cash used for restructuring activities. The net increase in receivables is largely due to Case Credit's retention of a larger percentage of receivables as opposed to selling those receivables under ABS transactions. In 1995, cash provided by industrial operating activities of $752 million included the impact of the sale of $400 million of wholesale receivables to a private, revolving ABS facility.

  Case invested $162 million and $115 million in property, plant and equipment, during 1996 and 1995, respectively. Proceeds from the sale of businesses and assets were $27 million and $70 million in 1996 and 1995, respectively. Of the $70 million in proceeds received in 1995, $34 million related to the cash proceeds received from the sale of the Viscosity Oil business. During 1996, Case invested $147 million of cash and an additional $27 million in non-cash consideration to acquire the businesses of Concord, Austoft, Steyr and Fermec. Case also assumed additional debt and other liabilities of approximately $244 million in conjunction with these acquisitions. Cash used by Case Credit included $71 million for the purchase of equipment on operating leases, as compared to $36 million in 1995, reflecting the year-over-year growth in Case Credit's operating lease portfolio.

  The Company issued 566,100 shares of its common stock in conjunction with an over-allotment option exercised by the underwriters of a 15.2 million share offering of Case shares held by Tenneco in the first quarter of 1996. The Company received approximately $30 million in proceeds from the exercise of the over-allotment option, which was offered at $53.75 per share. The equity offering fully divested Tenneco of its holdings in Case. During the first quarter of 1996, the Company also issued 125,812 shares of its common stock in conjunction with the acquisition of Concord. In 1996, the Company received $45 million of proceeds from the issuance of common stock in conjunction with various employee benefit plans and the exercise of stock options.

  The Company received proceeds from the issuance of long-term debt of $500 million during the first quarter of 1996. In January, the Company issued $300 million aggregate principal amount of its 7.25% unsecured and unsubordinated notes due 2016. In February, Case Credit issued $200 million aggregate principal amount of its 6.125% unsecured and unsubordinated notes due 2003 pursuant to a $300 million shelf registration statement filed with the Securities and Exchange Commission in 1995. The net proceeds from the Case Credit offering were used to repay indebtedness and finance Case Credit's growing portfolio of receivables.

  During 1996, Case repaid $647 million of long-term debt. Of this $647 million, approximately $324 million related to the repayment in full of the $1.0 billion term loan established at the time of the Company's initial public offering. The proceeds from the $300 million note offering, together with cash and additional borrowings under the Company's credit facilities, were used to exercise the Company's option to repurchase for cash all of the Company's 10.5% Senior Subordinated Notes and to pay accrued interest thereon. Amounts outstanding under short-term debt and revolving credit facilities increased $225 million during 1996. The $225 million net increase in short-term debt and revolving credit facilities was used, in part, to support the increase in retail receivables.

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

 Future Liquidity and Capital Resources

  The following credit facilities were available to the Company as of December 31, 1997:

    (i) a five-year, $1.1 billion revolving credit facility for Case's industrial operations that expires in August 2001, with $1.1 billion available at December 31, 1997;

    (ii) a five-year, A$150 million revolving credit facility and a A$20 million revolving credit facility for Case Corporation Pty Ltd (Australia) that expire in August 2002 and December 2002, respectively, with a combined availability of A$29 million at December 31, 1997;

    (iii) a five-year, $400 million private, revolving wholesale (dealer) receivable ABS facility for Case's industrial operations that expires in June 2001. The facility, which was fully utilized at December 31, 1997, is comprised of a five-year committed, $300 million non-renewable facility and a 364-day, $100 million facility that is renewable annually at the sole discretion of the purchasers;

    (iv) a five-year, $1.2 billion revolving credit facility for Case Credit that expires in August 2001, with $256 million available at December 31, 1997. In November 1996, Case Credit established a $1.2 billion commercial paper program. Under the terms of the program, the principal amount of the commercial paper outstanding, combined with the amounts outstanding under the $1.2 billion revolving credit facility, cannot exceed a total of $1.2 billion;

    (v) a three-year, $750 million U.S. asset-backed commercial paper liquidity facility for Case Credit that expires in August 1999, with $715 million available at December 31, 1997;

    (vi) a five-year, C$500 million revolving credit facility for Case Credit Ltd. (Canada) that expires in August 2001, with C$72 million available at December 31, 1997. During the first quarter of 1997, Case Credit Ltd. established a C$500 million commercial paper program. Under the terms of the program, the principal amount of the commercial paper outstanding, combined with the amounts outstanding under the C$500 million revolving credit facility, cannot exceed a total of C$500 million; and

    (vii) a A$400 million revolving credit facility for Case Credit Australia Pty Ltd, comprised of a five-year, A$300 million revolving credit facility that expires in October 2002, and a 364-day, A$100 million revolving credit facility, with a combined availability of A$202 million at December 31, 1997. In October

  1997, Case Credit Australia Pty Ltd established a A$400 million commercial paper program. Under the terms of the program, the principal amount of commercial paper outstanding, combined with the amounts outstanding under the revolving credit facility, cannot exceed a total of A$400 million.

  In conjunction with a support agreement for Case Credit, the Company has agreed to maintain its ownership in, and provide financial backing for, Case Credit.

  In addition to the above availability, the Company has other sources of future liquidity including the asset-backed securities markets in the United States and Canada, public debt offerings, and other local lines of credit not mentioned above. Case Credit also has a $550 million medium-term note program that was established in the United States pursuant to a shelf registration statement filed with the Securities and Exchange Commission in September 1997, and Case Credit Australia Pty Ltd has a A$600 million medium-term note program that was established in October 1997. At December 31, 1997, no amounts were outstanding under the medium-term note programs.

  Case estimates that for 1998, capital expenditures and other investments amounting to $49 million in the aggregate will be required to complete projects authorized as of December 31, 1997, for which substantial commitments by the Company have been made. In addition, the Company announced that it plans to invest approximately $100 million over the next three years to expand its presence in the Latin American agricultural equipment market, including the construction of an agricultural equipment manufacturing facility in Brazil. These commitments are expected to be funded with cash flows from operations and additional borrowings under the Company's existing credit facilities.

  On May 14, 1997, the Company's Board of Directors authorized the purchase from time to time of up to four million shares of the Company's Common Stock. The purchase of Case Common Stock under this program is at the Company's discretion, subject to prevailing financial and market conditions. As of December 31, 1997, the Company has repurchased approximately 1.5 million shares of its common stock under this program.

  In July 1996, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000," which requires that costs associated with modifying computer software for the year 2000 be expensed as incurred. Through Case's ongoing process of evaluating and performing systems and software upgrades and enhancements, the Company has been actively addressing year 2000 issues since 1995. During 1997, the Company performed a thorough analysis of the impact of modifying computer software that is not yet year 2000 compliant. The Company believes, based upon its review, that future external and internal costs to be incurred for the modification of internal-use software to address year 2000 issues will not have a material effect on Case's financial position, cash flows or results of operations. The Company has also undertaken a program to ensure that its suppliers are addressing year 2000 issues and, subject to the Company's ongoing review of suppliers' year 2000 compliance, is not aware at this time of any such issues that would have a material adverse effect on Case's financial position, cash flows or results of operations. As a result, subject to the Company's ongoing compliance efforts, the costs and uncertainties relating to timely resolution of year 2000 issues applicable to the Company's business and operations are not reasonably expected by the Company to have a material adverse effect on Case's financial position, cash flows or results of operations. The preceding three sentences are forward-looking statements and the actual costs could differ materially from the costs currently anticipated by the Company.

 Outlook

  Case continues to benefit from strong worldwide markets for its agricultural and construction equipment and financial services businesses. While economic conditions are favorable in most of Case's major markets, recent changes in certain regions of the world have increased the risk of lower product demand.

  Grain stock levels around the world remained at the low range of normal levels as continued strong demand for agricultural commodities kept pace with good harvests. This demand for farm products is expected to be sustained by continued population growth and improving diets within developing nations, although near term, the export market could be impacted by economic conditions. In North America, the 1997 harvest was exceptionally strong in beans and corn, and commodity prices have remained solid. As a result, net farm income remained at high levels. The outlook in Europe is also favorable, except in the United Kingdom, where currency rates resulted in lower farm subsidy payments. In the Asia Pacific region, the 1997-1998 growing season could be affected by uncertain weather conditions. And, in Latin America, planting is expected to be at historically strong levels, which should fuel continued growth in the agricultural equipment business there, particularly in the higher horsepower categories.

  In Case's construction equipment market, the outlook varies by both country and economic conditions. In North America, housing starts continued at strong levels through the end of 1997, sustained by favorable interest rates. In Europe, the construction equipment markets in France and Germany remain competitive as the economies have yet to fully recover. And, in the United Kingdom, the housing market continued strong through year-end, although the rate of growth is expected to slow somewhat. In the Asia Pacific region, the Australian housing market showed further signs of recovery, and the direct impact to Case of economic conditions in southeast Asia to date, remains minimal. In Latin America, the markets in Mexico continue to be strong and, in Brazil, higher interest rates could impact the market in 1998, but construction activity remained solid through the end of 1997.

  The information included in the "Outlook" section represents forward-looking statements and involves risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The Company's outlook is predominantly based on its interpretation of what it considers key economic assumptions. Crop production and commodity prices are strongly affected by weather and can fluctuate significantly. Housing starts and other construction activity are sensitive to interest rates and government spending. Some of the other significant factors for the Company include general economic and capital market conditions, the cyclical nature of its business, foreign currency movements, the Company's access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), changes in environmental laws, and employee relations. Further information concerning factors that could significantly impact expected results is included in the following sections of this Form 10-K: Business-- Employees, Business--Environmental Matters, Business--Significant International Operations, Business--Seasonality and Production Schedules, Business--Competition, Legal Proceedings, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Seasonality and Production Schedules

  The seasonality of farm equipment retail sales is directly affected by the timing of major crop activities: tilling, planting and harvesting. The timing of these activities is impacted by crop production and climate conditions. The fourth quarter is generally the strongest demand period for retail farm equipment sales, normally representing approximately 35% of sales by Case's North American dealers. The weakest retail demand for Case farm equipment in North America typically occurs in the first quarter, accounting for approximately 15% to 20% of sales by Case's North American dealers.

  Seasonal demand fluctuations for construction equipment are less significant than those for farm equipment. Nevertheless, in North America, housing construction slows down, especially in the Midwest and on the East Coast, beginning in November and continuing through the first quarter. North American retail demand for Case's construction equipment is strongest in the second and fourth quarters, which combined represent approximately 55% to 60% of sales by Case's North American dealers. European demand patterns are similar to those in the United States.

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

  Increases in inflation tend to cause higher interest rates. The demand for farm and, to a greater extent, construction equipment, is negatively impacted by high interest rates. As interest rates on farm debt escalate, farmers tend to delay equipment purchases. Case's construction equipment business is heavily tied to the housing construction sector, and in the face of rising mortgage rates, potential homeowners tend to delay purchases. Increases in the level of worldwide inflation could have a negative effect on the level of demand for farm and construction equipment.

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

 Foreign Currency Risk Management

  The Company has significant international manufacturing operations. In most instances, Case's products and components are only produced at a single manufacturing facility. As a result, significant volumes of finished goods and components are exported to other countries for sale into those markets. In addition, the Company buys finished products from Germany, Italy and Japan for sale through its distribution network. For goods purchased from other Case affiliates, the Company denominates the transaction in the functional currency of the producing operation. Large volume purchase agreements for products purchased from third parties normally contain currency risk sharing clauses that limit the amount of exposure from currency fluctuations.

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

  The Company's identifiable foreign exchange exposures result primarily from the anticipated purchase of equipment and components from Case affiliates and third-party suppliers along with the repayment of intercompany loans to foreign subsidiaries denominated in foreign currencies. The Company identifies naturally occurring offsetting positions and then purchases hedging instruments to protect anticipated exposures. For further information regarding Case's foreign currency risk management, see Note 11 to the Case Financial Statements included in Item 8 hereof.

  In 1997, the Securities and Exchange Commission broadened its disclosure requirements relative to derivatives and other financial instruments. Derivative financial instruments are used by the Company to manage its foreign currency and interest rate exposures. Case does not hold or issue financial instruments for trading purposes.

 Foreign Currency

  The following foreign currency exchange contracts were held by the Company to hedge certain currency exposures. All contracts mature in 1998. The notional amounts and fair values at December 31, 1997, are as follows (U.S. dollars, in millions):

                                                    DECEMBER 31, 1997
                                          --------------------------------------
                                          NOTIONAL    AVERAGE       FAIR VALUE
                                           AMOUNT  CONTRACT RATE* GAINS/(LOSSES)
                                          -------- -------------- --------------
      FOREIGN CURRENCY
       FORWARD EXCHANGE CONTRACTS:
        Austrian Shilling................   $ 15         12.35         $--
        Australian Dollar................    111          0.70           7
        Belgian Franc....................     10         36.29          --
        Canadian Dollar..................    106          1.41           2
        German Mark......................     87          1.75           2
        Danish Krone.....................      4          6.74          --
        Spanish Peseta...................     20        148.00          --
        French Franc.....................    151          5.88          (1)
        British Pound Sterling...........    170          1.65          (1)
        Italian Lira.....................     26      1,727.21          --
        Japanese Yen.....................     36        124.74          (2)
                                            ----                       ---
                                            $736                       $ 7
                                            ====                       ===
      PURCHASED CURRENCY OPTIONS:
        Australian Dollar................   $ 43          0.70         $ 3
                                            ====                       ===
      SOLD CURRENCY OPTIONS:
        Australian Dollar................   $ 45          0.72         $--
                                            ====                       ===

--------
*  per U.S. dollar

 Interest Rates

  The Company has implemented an interest rate risk management program with respect to a portion of the credit facilities, which carry a floating rate of interest. The program is within guidelines of the policies approved by the Board of Directors to limit exposure to rising interest rates. The exact nature, timing and size of the program is based upon the amount of debt in Case Industrial and the Credit Companies. For further information regarding Case's interest rate risk management, see Note 11 to the Case Financial Statements included in Item 8 hereof.

  At December 31, 1997, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments, including accounts and notes receivable and fixed-rate, long-term debt obligations. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company's weighted-average interest rates at December 31, 1997, would have no material impact on the consolidated financial position, results of operations or cash flows of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               INDEX TO FINANCIAL STATEMENTS OF CASE CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                                                           PAGE
                                                                           ----
Report of independent public accountants..................................  36
Statements of income for each of the three years in the period ended
 December 31, 1997........................................................  37
Balance sheets as of December 31, 1997 and 1996...........................  38
Statements of cash flows for each of the three years in the period ended
 December 31, 1997........................................................  39
Statements of changes in stockholders' equity for each of the three years in the period ended
 December 31, 1997........................................................  40
Notes to financial statements.............................................  41

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Case Corporation:

  We have audited the accompanying consolidated balance sheets of Case Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements and the supplemental financial statements and supplemental schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, the supplemental financial statements and supplemental schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Case Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

  As discussed in Note 2 to the financial statements, effective January 1, 1995, the Company changed its method of accounting for postretirement benefits other than pensions for its non-U.S. plans.

  Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental financial statements of Case Industrial and Case Credit are presented for purposes of additional analysis and are not a required part of the consolidated financial statements. This information has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole. Also, the supplemental schedule listed in the index to Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
January 20, 1998

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                              CONSOLIDATED         CASE INDUSTRIAL       CASE CREDIT
                          ---------------------  ---------------------  ---------------
                           1997   1996    1995    1997   1996    1995   1997 1996  1995
                          ------ ------  ------  ------ ------  ------  ---- ----  ----
REVENUES:
 Net sales..............  $5,796 $5,176  $4,937  $5,796 $5,176  $4,937  $--  $--   $--
 Interest income and
  other.................     228    233     168      35     63      67  272  244   217
                          ------ ------  ------  ------ ------  ------  ---  ---   ---
                           6,024  5,409   5,105   5,831  5,239   5,004  272  244   217
COSTS AND EXPENSES:
 Cost of goods sold.....   4,447  3,953   3,779   4,447  3,953   3,779   --   --    --
 Selling, general and
  administrative........     570    544     553     619    589     639   29   27    27
 Research, development
  and engineering.......     196    193     156     196    193     156   --   --    --
 Interest expense.......     170    160     174      73     90     135   98   72    42
 Other, net.............      47     25      16      24     13      15   23   12     1
                          ------ ------  ------  ------ ------  ------  ---  ---   ---
                           5,430  4,875   4,678   5,359  4,838   4,724  150  111    70
Income before taxes and
 cumulative effect of
 changes in accounting
 principles and
 extraordinary items....     594    534     427     472    401     280  122  133   147
Income tax provision....     191    185      81     151    140      28   40   45    53
                          ------ ------  ------  ------ ------  ------  ---  ---   ---
                             403    349     346     321    261     252   82   88    94
Equity in income--Case
 Credit.................      --     --      --      82     88      94   --   --    --
                          ------ ------  ------  ------ ------  ------  ---  ---   ---
Income before cumulative
 effect of changes in
 accounting principles
 and extraordinary
 items..................     403    349     346     403    349     346   82   88    94
Cumulative effect of
 changes in accounting
 principles.............      --     --      (9)     --     --      (9)  --   --    --
Extraordinary items.....      --    (33)     --      --    (33)     --   --   (3)   --
                          ------ ------  ------  ------ ------  ------  ---  ---   ---
 Net income.............  $  403 $  316  $  337  $  403 $  316  $  337  $82  $85   $94
                          ====== ======  ======  ====== ======  ======  ===  ===   ===
Preferred stock
 dividends..............       7      7       7
                          ------ ------  ------
 Net income to common...  $  396 $  309  $  330
                          ====== ======  ======
PER SHARE DATA:
Basic earnings per
 share, after preferred
 stock
 dividends and before
 cumulative effect of
 changes
 in accounting
 principles and
 extraordinary items....  $ 5.36 $ 4.73  $ 4.80
                          ====== ======  ======
Basic earnings per
 share..................  $ 5.36 $ 4.27  $ 4.67
                          ====== ======  ======
Diluted earnings per
 share, before
 cumulative effect
 of changes in
 accounting principles
 and extraordinary
 items..................  $ 5.11 $ 4.49  $ 4.60
                          ====== ======  ======
Diluted earnings per
 share..................  $ 5.11 $ 4.07  $ 4.48
                          ====== ======  ======

  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.
   Reference is made to Note 2 for definitions of "Case Industrial" and "Case
                                    Credit."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                    CASE
                                CONSOLIDATED     INDUSTRIAL      CASE CREDIT
                                --------------  --------------  --------------
            ASSETS               1997    1996    1997    1996    1997    1996
            ------               ----    ----    ----    ----    ----    ----
CURRENT ASSETS:
 Cash and cash equivalents..... $  252  $  116  $  185  $   99  $   67  $   17
 Accounts and notes
  receivable...................  2,053   1,699   1,459   1,330     705     385
 Inventories...................  1,064     988   1,064     988     --      --
 Deferred income taxes.........    191     188     175     171      16      17
 Prepayments and other.........     40      62      40      62     --      --
                                ------  ------  ------  ------  ------  ------
   TOTAL CURRENT ASSETS........  3,600   3,053   2,923   2,650     788     419
                                ------  ------  ------  ------  ------  ------
Long-Term Receivables..........  1,605   1,361     252     309   1,340   1,036
OTHER ASSETS:
 Investments in joint
  ventures.....................     82      63      66      63      16     --
 Investment in Case Credit.....     --      --     357     240     --      --
 Goodwill and intangibles......    319     306     319     306     --      --
 Other.........................    376     269     173     185     215     100
                                ------  ------  ------  ------  ------  ------
   TOTAL OTHER ASSETS..........    777     638     915     794     231     100
                                ------  ------  ------  ------  ------  ------
Property, Plant and Equipment,
 at cost.......................  1,987   2,075   1,983   2,072       4       3
Accumulated depreciation.......   (988) (1,068)   (987) (1,067)     (1)     (1)
                                ------  ------  ------  ------  ------  ------
   NET PROPERTY, PLANT AND
    EQUIPMENT..................    999   1,007     996   1,005       3       2
                                ------  ------  ------  ------  ------  ------
   TOTAL....................... $6,981  $6,059  $5,086  $4,758  $2,362  $1,557
                                ======  ======  ======  ======  ======  ======
    LIABILITIES AND EQUITY
    ----------------------
CURRENT LIABILITIES:
 Current maturities of long-
  term debt.................... $    8  $    9  $    8  $    9  $  --   $  --
 Short-term debt...............  1,326   1,002     179     173   1,147     829
 Accounts payable..............    708     578     753     564      27      30
 Restructuring liability.......     59     176      59     176     --      --
 Other accrued liabilities.....    769     778     740     735      67      43
                                ------  ------  ------  ------  ------  ------
   TOTAL CURRENT LIABILITIES...  2,870   2,543   1,739   1,657   1,241     902
                                ------  ------  ------  ------  ------  ------
Long-Term Debt.................  1,404   1,119     669     704     735     415
OTHER LIABILITIES:
 Pension benefits..............    109     128     109     128     --      --
 Other postretirement
  benefits.....................    137     115     137     115     --      --
 Other postemployment
  benefits.....................     38      40      38      40     --      --
 Other.........................    147     132     120     132      27     --
                                ------  ------  ------  ------  ------  ------
   TOTAL OTHER LIABILITIES.....    431     415     404     415      27     --
                                ------  ------  ------  ------  ------  ------
Commitments and Contingencies
 (Note 15 )
Minority Interest..............      2       1     --        1       2     --
Preferred Stock with Mandatory
 Redemption Provisions.........     77      77      77      77     --      --
STOCKHOLDERS' EQUITY:
 Common Stock, $0.01 par
  value; authorized
  200,000,000 shares, issued
  75,985,876 shares in 1997
  and 73,738,641 shares in
  1996.........................      1       1       1       1     --      --
 Paid-in capital...............  1,334   1,238   1,334   1,238     244     199
 Cumulative translation
  adjustment...................    (94)    (14)    (94)    (14)    (16)     (6)
 Unearned compensation on
  restricted stock.............    (14)     (9)    (14)     (9)    --      --
 Pension liability adjustment..     (8)     (4)     (8)     (4)    --      --
 Retained earnings.............  1,074     693   1,074     693     129      47
 Treasury stock, 1,593,979
  shares in 1997 and 30,841
  shares in 1996, at cost......    (96)     (1)    (96)     (1)    --      --
                                ------  ------  ------  ------  ------  ------
   TOTAL STOCKHOLDERS' EQUITY..  2,197   1,904   2,197   1,904     357     240
                                ------  ------  ------  ------  ------  ------
   TOTAL....................... $6,981  $6,059  $5,086  $4,758  $2,362  $1,557
                                ======  ======  ======  ======  ======  ======

  The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.
   Reference is made to Note 2 for definitions of "Case Industrial" and "Case
                                    Credit."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN MILLIONS)

                           CONSOLIDATED        CASE INDUSTRIAL        CASE CREDIT
                         -------------------  -------------------  -------------------
                         1997   1996   1995   1997   1996   1995   1997   1996   1995
                         -----  -----  -----  -----  -----  -----  -----  -----  -----
OPERATING ACTIVITIES:
 Net income............  $ 403  $ 316  $ 337  $ 403  $ 316  $ 337  $  82  $  85  $  94
 Adjustments to
  reconcile net income
  to net cash provided
  (used) by operating
  activities:
 Depreciation and
  amortization.........    157    138    133    133    126    130     24     12      3
 Deferred income tax
  expense (benefit)....      7     16   (106)   (11)    15    (97)    18      1     (9)
 (Gain) loss on
  disposal of fixed
  assets...............    --       5    (25)   --       5    (25)   --     --     --
 Extraordinary items,
  after tax............    --      33    --     --      33    --     --       3    --
 Cumulative effect of
  changes in accounting
  principles...........    --     --       9    --     --       9    --     --     --
 Cash paid for
  restructuring........   (141)   (73)   (46)  (141)   (73)   (46)   --     --     --
 Undistributed
  (earnings) loss of
  unconsolidated
  subsidiaries.........     (4)     7    --     (86)   (40)    (1)   --     --     --
 Changes in components
  of working capital:
  (Increase) decrease
   in receivables......   (479)  (162)   (56)  (236)    86     85   (337)  (248)  (156)
  (Increase) decrease
   in inventories......   (146)    10    (20)  (146)    10    (20)   --     --     --
  (Increase) decrease
   in prepayments and
   other current
   assets..............     21    --     (12)    21     (2)   (10)   --       2     (2)
  Increase (decrease)
   in payables.........    188    (30)    46    246    (45)    62     36     15     (1)
  Increase (decrease)
   in accrued
   liabilities.........     30    (53)    32     44    (59)    28    (14)     6      4
 (Increase) decrease in
  long-term
  receivables..........   (343)   (71)  (124)    38     89    245   (383)  (158)  (367)
 Increase (decrease) in
  other liabilities....     48     55     22     48     55     22    --     --     --
 Other, net............     38     12     28    (21)   (52)    33     61     61     (7)
                         -----  -----  -----  -----  -----  -----  -----  -----  -----
   NET CASH PROVIDED
    (USED) BY OPERATING
    ACTIVITIES.........   (221)   203    218    292    464    752   (513)  (221)  (441)
INVESTING ACTIVITIES:
 Proceeds from sale of
  businesses and
  assets...............     58     27     70     58     27     70    --     --     --
 Expenditures for
  property, plant and
  equipment............   (192)  (162)  (115)  (191)  (160)  (115)    (1)    (2)   --
 Expenditures for
  equipment on
  operating leases.....   (100)   (71)   (36)   --     --     --    (100)   (71)   (36)
 Acquisitions and
  investments..........    (52)  (147)   --     (36)  (147)   --     (16)   --     --
 Other, net............    --     --      13    --     --      13    --     --     --
                         -----  -----  -----  -----  -----  -----  -----  -----  -----
   NET CASH PROVIDED
    (USED) BY INVESTING
    ACTIVITIES.........   (286)  (353)   (68)  (169)  (280)   (32)  (117)   (73)   (36)
FINANCING ACTIVITIES:
 Proceeds from issuance
  of long-term debt....    150    500    296    --     300    296    150    200    --
 Payment of long-term
  debt.................     (3)  (647)  (681)    (3)  (647)  (681)   --     --     --
 Net increase
  (decrease) in short-
  term debt and
  revolving credit
  facilities...........    524    225    326     37     89   (250)   487    136    576
 Capital contributions.    --     --     --     (45)   --      (5)    45    --       5
 Proceeds from issuance
  of common stock......     84     75    --      84     75    --     --     --     --
 Repurchases of common
  stock................    (94)   --     --     (94)   --     --     --     --     --
 Dividends paid (common
  and preferred).......    (21)   (21)   (21)   (21)   (21)   (21)   --     (40)   (93)
 Other, net............     10      2     (7)    10      2     (7)   --     --     --
                         -----  -----  -----  -----  -----  -----  -----  -----  -----
   NET CASH PROVIDED
    (USED) BY FINANCING
    ACTIVITIES.........    650    134    (87)   (32)  (202)  (668)   682    296    488
Effect of foreign
 exchange rate changes
 on cash and cash
 equivalents...........     (7)   --       1     (5)   --       1     (2)   --     --
                         -----  -----  -----  -----  -----  -----  -----  -----  -----
INCREASE (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS...........    136    (16)    64     86    (18)    53     50      2     11
CASH AND CASH
 EQUIVALENTS, BEGINNING
 OF YEAR...............    116    132     68     99    117     64     17     15      4
                         -----  -----  -----  -----  -----  -----  -----  -----  -----
CASH AND CASH
 EQUIVALENTS, END OF
 YEAR..................  $ 252  $ 116  $ 132  $ 185  $  99  $ 117  $  67  $  17  $  15
                         =====  =====  =====  =====  =====  =====  =====  =====  =====
CASH PAID DURING THE
 YEAR FOR INTEREST.....  $ 174  $ 169  $ 153  $  73  $  98  $ 115  $ 101  $  71  $  40
                         =====  =====  =====  =====  =====  =====  =====  =====  =====
CASH PAID DURING THE
 YEAR FOR TAXES........  $ 166  $ 160  $ 181  $ 122  $ 113  $ 125  $  44  $  47  $  56
                         =====  =====  =====  =====  =====  =====  =====  =====  =====

  The accompanying notes to financial statements are an integral part of these
                           Statements of Cash Flows.
   Reference is made to Note 2 for definitions of "Case Industrial" and "Case
                                    Credit."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN MILLIONS)

                                  PAID-  CUMULATIVE                PENSION
                          COMMON   IN    TRANSLATION   UNEARNED   LIABILITY  RETAINED TREASURY
                          STOCK  CAPITAL ADJUSTMENT  COMPENSATION ADJUSTMENT EARNINGS  STOCK   TOTAL
                          ------ ------- ----------- ------------ ---------- -------- -------- ------
BALANCE, DECEMBER 31,
 1994...................   $ 1   $1,128     $(22)        $ (7)       $(2)     $   83    $--    $1,181
 Net income.............   --       --       --           --         --          337     --       337
 Dividends declared.....   --       --       --           --         --          (21)    --       (21)
 Translation adjustment.   --       --         1          --         --          --      --         1
 Capital contributions
  on stock issuance.....   --        20      --           --         --          --      --        20
 Recognition of
  compensation on
  restricted stock......   --       --       --             3        --          --      --         3
 Issuance of restricted
  stock.................   --         6      --            (6)       --          --      --       --
 Acquisition of treasury
  stock.................   --       --       --           --         --          --       (1)      (1)
                           ---   ------     ----         ----        ---      ------    ----   ------
BALANCE, DECEMBER 31,
 1995...................     1    1,154      (21)         (10)        (2)        399      (1)   1,520
 Net income.............   --       --       --           --         --          316     --       316
 Dividends declared.....   --       --       --           --         --          (22)    --       (22)
 Translation adjustment.   --       --         7          --         --          --      --         7
 Capital contributions
  on stock issuance.....   --        81      --           --         --          --      --        81
 Recognition of
  compensation on
  restricted stock......   --       --       --             4        --          --      --         4
 Issuance of restricted
  stock.................   --         3      --            (3)       --          --      --       --
 Pension liability
  adjustment............   --       --       --           --          (2)        --      --        (2)
                           ---   ------     ----         ----        ---      ------    ----   ------
BALANCE, DECEMBER 31,
 1996...................     1    1,238      (14)          (9)        (4)        693      (1)   1,904
 Net income.............   --       --       --           --         --          403     --       403
 Dividends declared.....   --       --       --           --         --          (22)    --       (22)
 Translation adjustment.   --       --       (80)         --         --          --      --       (80)
 Capital contributions
  on stock issuance.....   --        84      --           --         --          --      --        84
 Recognition of
  compensation on
  restricted stock......   --       --       --             6        --          --      --         6
 Issuance of restricted
  stock, net of
  forfeitures...........   --        12      --           (11)       --          --       (1)     --
 Pension liability
  adjustment............   --       --       --           --          (4)        --      --        (4)
 Acquisition of treasury
  stock.................   --       --       --           --                     --      (94)     (94)
                           ---   ------     ----         ----        ---      ------    ----   ------
BALANCE, DECEMBER 31,
 1997...................   $ 1   $1,334     $(94)        $(14)       $(8)     $1,074    $(96)  $2,197
                           ===   ======     ====         ====        ===      ======    ====   ======

     The accompanying notes to financial statements are an integral part of these Statements of Changes in Stockholders' Equity.

                               CASE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

  Case Corporation ("Case" or the "Company") engages in two types of operations. The industrial operations manufacture and distribute a full line of farm equipment and light- to medium-sized construction equipment on a worldwide basis. Its products are sold through independent dealers and company-owned retail stores. The credit operations provide and administer financing for sales to retail customers in the United States, Canada, Australia, Europe and Uzbekistan.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation and Presentation

  The accompanying financial statements reflect the consolidated results of Case Corporation and also include, on a separate and supplemental basis, the combination of Case's industrial companies and credit companies as follows:

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

  Certain reclassifications have been made to conform prior years' financial statements to the 1997 presentation.

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

 Foreign Currency Translation

  The assets and liabilities of foreign affiliates are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at average rates during the year. Adjustments resulting from this translation, except for Brazil, a foreign affiliate operating in a highly inflationary economy, are deferred and reflected as a separate component of Stockholders' Equity.

  Through 1997, the Company reported its Brazilian operations as highly inflationary, and adjustments resulting from the translation of Brazil's financial statements have been reflected in the accompanying Statements of Income. As a result of changes in Brazil's three-year inflation index, the Company will cease applying highly inflationary accounting for its Brazilian operations effective January 1, 1998.

                               CASE CORPORATION

 Revenue Recognition

  Sales to independent dealers are recorded at the time of shipment to those dealers. Sales through company-owned retail stores are recorded at the time of sale to retail customers. Case grants certain sales incentives to stimulate sales of Case products to retail customers. The expense for such incentive programs is recorded at the time of sale to the dealer. At December 31, 1997 and 1996, Case had accrued $177 million and $165 million, respectively, for these incentive programs and such amounts are included in "Other accrued liabilities" in the accompanying Balance Sheets.

  Case Credit records earned finance charges (interest income) on retail receivables and finance leases using the effective interest method.

  Under terms of most dealer agreements, wholesale notes receivable are generally interest free for periods ranging from three to nine months, after which interest is based on market rates.

 Modification Programs and Warranty Costs

  The costs of major programs to modify products in the customer's possession are accrued when these costs can be identified and quantified. Normal warranty costs are recorded at the time of sale. Reserves for modification programs and warranty costs were $90 million and $117 million at December 31, 1997 and 1996, respectively, and are included in "Other accrued liabilities" in the accompanying Balance Sheets.

 Advertising

  The Company expenses advertising costs as incurred. Advertising expense totaled $42 million, $37 million and $35 million for the years ended December 31, 1997, 1996 and 1995, respectively.

 Accounting Pronouncements

  Effective January 1, 1996, Case adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Adoption of this standard did not have a material impact on the Company's financial position or results of operations.

  Effective December 31, 1996, Case adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which established financial accounting and reporting standards for stock-based employee compensation. The statement allows for companies to continue to apply the accounting treatment under the provisions of Accounting Principles Board Opinion 25. The Company has chosen to adopt the disclosure requirement of SFAS No. 123 and, as a result, the adoption of this statement has had no effect on the Company's financial position or results of operations. See Note 9, "Stockholders' Equity and Preferred Stock with Mandatory Redemption Provisions," for further information.

  Effective January 1, 1997, Case adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

  Effective December 31, 1997, Case adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"), and replaces primary and fully diluted EPS with basic and diluted EPS. The Company has restated all previously reported per share amounts to conform to the new presentation.

  Case will adopt SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective January 1, 1998. The adoption of these statements will have no effect on the Company's financial position or results of operations.

                               CASE CORPORATION

 Changes in Accounting Principles

  Effective January 1, 1995, Case adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its non-U.S. plans. This statement requires employers to accrue the estimated costs of retiree benefits other than pensions (primarily health care benefits and life insurance) during the employee's active service period. Case had previously expensed the cost of these benefits under non-U.S. plans as medical and insurance claims were paid. The impact of adopting this standard for non-U.S. plans was reported as a cumulative catch-up adjustment of $9 million on a pre-tax and after-tax basis during the first quarter of 1995. See Note 14, "Postretirement Benefits," for further information regarding this change.

 Cash and Cash Equivalents

  Cash equivalents are comprised of all highly liquid investments with an original maturity of three months or less.

 Inventories

  Inventories are stated at the lower of cost or market, generally using the first-in, first-out (FIFO) method. Inventory cost includes material, labor and overhead.

  Inventories consist of the following (in millions):

                                                                   DECEMBER 31,
                                                                   --------------
                                                                    1997   1996
                                                                   ------- ------
      Raw materials............................................... $   207 $ 175
      Work-in-process.............................................     135   147
      Finished goods..............................................     722   666
                                                                   ------- -----
          Total inventories....................................... $ 1,064 $ 988
                                                                   ======= =====

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

  At December 31, 1997 and 1996, goodwill totaled $353 million and $313 million, respectively, while accumulated amortization of goodwill was $96 million and $62 million, at those respective dates. Amortization expense totaled $14 million, $9 million and $5 million for the years ended December 31, 1997, 1996 and 1995, respectively.

  Intangibles consist primarily of acquired dealer network, trademarks, product drawings and patents, and are being amortized on a straight-line basis over 3 to 17 years. At December 31, 1997 and 1996, intangibles totaled $227 million and $209 million, respectively, while accumulated amortization of intangibles was $165 million and $154 million, at those respective dates. Amortization expense totaled $12 million, $13 million and $12 million for the years ended December 31, 1997, 1996 and 1995, respectively.

 Derivatives

  In 1997, the Securities and Exchange Commission broadened its disclosure requirements relative to derivatives and other financial instruments. Derivative financial instruments are used by the Company to manage

                               CASE CORPORATION
its foreign currency and interest rate exposures. Case does not hold or issue financial instruments for trading purposes. Depending on the item being hedged, gains and losses on foreign currency hedging instruments are either recognized in the results of operations as they accrue or are deferred until the hedged transaction occurs. Amounts to be received or paid under interest rate swap contracts are recognized as interest income or expense in the periods in which they accrue.

  Reference is made to Note 11, "Financial Instruments," for further information regarding the Company's use of derivative financial instruments.

 Extraordinary Items

  In the first quarter of 1996, the Company sold $300 million aggregate principal amount of its 7.25% unsecured and unsubordinated notes due 2016 pursuant to a shelf registration statement filed with the Securities and Exchange Commission in June 1995. The net proceeds from the offering, together with cash and additional borrowings under the Company's credit facilities, were used to exercise the Company's option to repurchase for cash all of the Company's 10.5% Senior Subordinated Notes and pay accrued interest thereon. As a result of the repurchase, the Company recorded an extraordinary charge of $22 million after tax.

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

NOTE 3: ACQUISITION OF BUSINESSES AND INVESTMENTS

  The Company completed six strategic business acquisitions in 1997. On January 13, 1997, the Company acquired bor-mor Inc., a North American manufacturer of directional drills for the underground cable and utility installation market. On January 24, 1997, the Company acquired select assets of Agri-Logic Inc., a leading developer of software for agricultural applications. On July 17, 1997, the Company acquired Gem Sprayers Limited, the leading agricultural sprayer company in the United Kingdom. On December 8, 1997, the Company acquired the outstanding shares of Fortschritt Erntemaschinen GmbH ("Fortschritt"). During the fourth quarter, the Company also acquired select assets of Karl Mengele & Sohne, Maschinenfabriken GmbH ("Mengele") and MDW Mahdrescherwerke GmbH ("MDW"), including intellectual property, and production and distribution rights related to self-propelled forage harvesters and combines. The Fortschritt, Mengele and MDW acquisitions provide Case with a broad range of conventional and rotary combines in Europe and significantly expand the Company's line of harvesting equipment for that region.

  The aggregate purchase price for these businesses included approximately $36 million in cash, as well as the assumption of additional debt and other liabilities of approximately $20 million. These acquisitions were accounted for as purchases and, accordingly, the accompanying consolidated financial statements include the results of operations of these businesses as of their respective acquisition dates. In total, the purchase price plus the liabilities assumed exceeded the fair value of the tangible and intangible assets purchased by approximately $9 million, on a preliminary basis. The goodwill associated with these acquisitions is being amortized on a straight-line basis over 15 to 20 years.

  During the third quarter of 1997, Case Credit invested $16 million in a joint venture with UFB LOCABAIL SA, a subsidiary of Compagnie Bancaire, to provide financing for Case's European dealers and retail customers. The formation of this new venture, Case Credit Europe S.A.S., establishes the first pan-European finance organization to serve both the agricultural and construction equipment markets in that region.

                               CASE CORPORATION

  The impact of these acquisitions and investments on the Company's results of operations for the year ended December 31, 1997, as compared to the prior year, is not material.

  The Company completed four strategic business acquisitions in 1996. On January 12, 1996, the Company acquired Concord, Inc., a manufacturer of air drills based in Fargo, North Dakota. On June 3, 1996, the Company's Australian subsidiary, Case Corporation Pty Ltd, completed the purchase of all of the outstanding shares of Austoft Holdings Limited, a manufacturer of sugar cane harvesting equipment. On August 30, 1996, the Company acquired 75% of the common shares of Steyr Landmaschinentechnik AG, an Austrian tractor manufacturer based in St. Valentin, Austria. On October 4, 1996, the Company acquired Fermec Holdings Limited, a construction equipment manufacturer based in Manchester, United Kingdom.

  The aggregate purchase price for these businesses included approximately $169 million in cash and notes payable and 125,812 shares of the Company's Common Stock. Case also assumed additional debt and other liabilities of approximately $244 million in conjunction with these acquisitions. These acquisitions were accounted for as purchases and, accordingly, the accompanying consolidated financial statements include the results of operations of these businesses as of their respective acquisition dates. In total, the purchase price plus the liabilities assumed exceeded the fair value of the tangible and intangible assets purchased by approximately $154 million. The goodwill associated with these acquisitions is being amortized on a straight-line basis over 15 to 20 years.

  The impact of these acquisitions on the Company's results of operations for the year ended December 31, 1996, as compared to the prior year, is not material.

NOTE 4: REORGANIZATION AND PUBLIC OFFERING

  The Company was incorporated on April 22, 1994, as a wholly owned subsidiary of Tenneco Inc. ("Tenneco") for the purpose of acquiring Tenneco's farm and construction equipment business (the "Case Business"). In June 1994, pursuant to a Reorganization Agreement (the "Reorganization Agreement") between the Company, Tenneco and Tenneco Equipment Corporation, the Company and its subsidiaries acquired the business and assets of the farm and construction equipment business (other than approximately $1.1 billion of U.S. retail receivables) of Tenneco and its subsidiaries (the "Reorganization").

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

  Consequently, on March 21, 1993, a comprehensive restructuring program (the "1992 Restructuring Program") was adopted and resulted in a pre-tax restructuring charge of $920 million ($843 million after tax), which was reflected in Case's 1992 results. The $920 million pre-tax charge was recorded as a $340 million reduction of net property, plant and equipment, a $55 million reduction of inventory, a $63 million reduction of intangibles and other accounts and a $462 million reserve for the future cost of implementing the various restructuring actions. As of December 31, 1997, the 1992 Restructuring Program has been substantially completed and the intended benefits have been achieved. The Company believes that the reserve balance of $59 million at December 31, 1997, is adequate to carry out all remaining activities as outlined under the 1992 Restructuring Program.

                                CASE CORPORATION

  An analysis of the 1992 Restructuring Program is summarized in the table below (in millions):

                                            ACTIVITY
                                         1993 THRU 1995                    1996 ACTIVITY
                                       -------------------              -------------------
                           BALANCE AT             CHANGES   BALANCE AT             CHANGES   BALANCE AT
                          DECEMBER 31, RESERVES     IN     DECEMBER 31, RESERVES     IN     DECEMBER 31,
                              1992     UTILIZED* ESTIMATES     1995     UTILIZED* ESTIMATES     1996
                          ------------ --------- --------- ------------ --------- --------- ------------
Employee termination
 payments...............      $250       $ (56)    $ 10        $204       $ (50)     $(6)       $148
Pension and OPRB costs..        56         (36)      15          35          (6)     (21)          8
Lease termination
 payments...............        10           1       (1)         10          (4)       3           9
Writedown of assets:
 Property, plant and
  equipment.............       340        (156)     (47)        137        (115)       2          24
 Provision for
  environmental
  liabilities...........        25          --        2          27          (2)      --          25
 Other assets...........        63         (70)       7          --          --       --          --
Writedown of
 inventories............        55         (23)     (15)         17          (4)      (4)          9
Costs related to
 closing/selling/
 downsizing existing
 facilities.............        60         (22)      (8)         30         (16)      18          32
Other costs.............        61         (26)       1          36         (10)       8          34
                              ----       -----     ----        ----       -----      ---        ----
Total restructuring
 charge.................      $920       $(388)    $(36)       $496       $(207)     $--        $289
                              ====       =====     ====        ====       =====      ===        ====
                                          1997 ACTIVITY
                                       -------------------
                           BALANCE AT             CHANGES   BALANCE AT
                          DECEMBER 31, RESERVES     IN     DECEMBER 31,   TOTAL
                              1996     UTILIZED* ESTIMATES     1997       COSTS
                          ------------ --------- --------- ------------ ---------
Employee termination
 payments...............      $148       $(120)    $ 15        $ 43       $ 269
Pension and OPRB costs..         8          (7)      (1)         --          49
Lease termination
 payments...............         9          (2)      (7)         --           5
Writedown of assets:
 Property, plant and
  equipment.............        24         (28)       4          --         299
 Provision for
  environmental
  liabilities...........        25         (21)      (4)         --          23
 Other assets...........        --          --       --          --          70
Writedown of
 inventories............         9          (7)      (2)         --          34
Costs related to
 closing/selling/
 downsizing existing
 facilities.............        32         (14)      (6)         12          64
Other costs.............        34         (31)       1           4          71
                              ----       -----     ----        ----       -----
Total restructuring
 charge.................      $289       $(230)    $ --        $ 59       $ 884
                              ====       =====     ====        ====       =====

--------
*Includes currency translation

                               CASE CORPORATION

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

  A summary of property, plant and equipment, is as follows (in millions):

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------  -------
      Land and improvements.................................... $   44  $    50
      Buildings and improvements...............................    454      486
      Machinery and equipment..................................  1,308    1,395
      Construction in progress.................................    181      144
                                                                ------  -------
                                                                 1,987    2,075
      Accumulated depreciation.................................   (988)  (1,068)
                                                                ------  -------
          Net property, plant and equipment.................... $  999  $ 1,007
                                                                ======  =======

  Depreciation of Case properties and equipment is provided on a straight-line basis over their estimated useful lives. Useful lives range from 10 to 50 years for buildings and improvements and from 3 to 16 years for machinery and equipment. Depreciation expense totaled $129 million, $112 million and $111 million for the years ended December 31, 1997, 1996 and 1995, respectively. Expenditures for maintenance and repairs are charged to expense as incurred.

NOTE 7: SHORT-TERM DEBT

  The Company has various lines of credit and liquidity facilities that include borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

  Case Industrial's credit facilities consists of a five-year, $1.1 billion revolving credit facility that was established in August 1996; and the Company's Australian subsidiary, Case Corporation Pty Ltd, has a five-year, A$150 million revolving credit facility and a five-year, A$20 million revolving credit facility that expire in August 2002 and December 2002, respectively.

  Case Credit established the following credit facilities in August 1996: (i) a five-year, $1.2 billion revolving credit facility; (ii) a three-year, $750 million U.S. asset-backed commercial paper liquidity facility; and (iii) a five-year, C$500 million revolving credit facility. In October 1997, Case Credit's Australian subsidiary, Case Credit Australia Pty Ltd, established a A$400 million revolving credit facility comprised of a five-year, A$300 million revolving credit facility and a 364-day, A$100 million revolving credit facility. Case Credit also has commercial paper programs of $1.2 billion, C$500 million and A$400 million. Under the terms of these programs, the principal amount of the commercial paper outstanding, combined with the amounts outstanding under the applicable revolving credit facility mentioned above, cannot exceed the total amount available under the revolving credit facility.

  The Company has other lines of credit available for working capital expenditures and other general purposes, including lines of credit for its various foreign operations. In addition, Case Credit has a $550 million medium-term note program that was established in the United States pursuant to a shelf registration statement filed with the Securities and Exchange Commission in September 1997, and Case Credit Australia Pty Ltd has a A$600 million medium-term note program that was established in October 1997.

                               CASE CORPORATION

  A summary of short-term debt is set forth in the following table (in millions):

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
      Case Industrial
        Credit agreements*....................................... $  179 $  173
                                                                  ------ ------
      Case Credit
        Credit agreements*....................................... $  --  $  438
        Commercial paper.........................................  1,112    299
        Commercial paper liquidity facility......................     35     92
                                                                  ------ ------
          Total short-term debt--Case Credit..................... $1,147 $  829
                                                                  ------ ------
          Total short-term debt.................................. $1,326 $1,002
                                                                  ====== ======

--------
* The credit agreements for both Case Industrial and Case Credit include borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

  The weighted-average interest rates on consolidated short-term debt at December 31, 1997 and 1996, were 6.0% and 5.5%, respectively. At December 31, 1997, the unused portion of the combined committed credit facilities and the Case Credit commercial paper programs was $1,612 million, and the unused portion of the asset-backed commercial paper liquidity facility was $715 million. At December 31, 1996, the unused portion of the combined committed credit facilities and the Case Credit commercial paper program was $2,037 million, and the unused portion of the asset-backed commercial paper liquidity facility was $658 million.

  At the option of the Company, borrowings under the revolving credit facilities bear interest at: (i) prime rate; (ii) LIBOR, plus an applicable margin; or (iii) banker's bills of acceptance rates, plus an applicable margin. Borrowings may be obtained in U.S. dollars and certain other foreign currencies. Case Credit's revolving credit facilities (other than the commercial paper liquidity facility) contain restrictive covenants that require that Case Credit maintain certain financial conditions, including a maximum ratio of debt to net worth and a minimum fixed-charge coverage ratio. Pursuant to a support agreement, Case Corporation has agreed to maintain its ownership in, and provide financial backing for, Case Credit. Case Industrial's revolving credit facility contains restrictive covenants that require that Case Industrial maintain certain financial conditions, including a maximum debt to capitalization ratio and a minimum net worth. The revolving credit facilities (other than the commercial paper liquidity facility) also impose certain restrictions on certain indebtedness, liens on Company assets and ownership of certain subsidiaries. At December 31, 1997, the Company was in compliance with all debt covenants.

  Due to the availability of financing under the Company's credit facilities, the Company has classified $125 million, $65 million and $70 million of borrowings under the commercial paper facilities of Case Credit Corporation, Case Credit Australia Pty Ltd, and Case Credit Ltd. (Canada), respectively, as long term. In addition, the Company has also classified $125 million and $55 million of borrowings under the revolving credit facilities of Case Credit Corporation and Case Corporation Pty Ltd (Australia), respectively, as long term.

  The credit facilities generally provide for facility fees on the total commitment, whether used or unused, and also provide for annual agency fees to the administrative agents for the facilities.

                               CASE CORPORATION

NOTE 8: LONG-TERM DEBT

  A summary of long-term debt is set forth in the following table (in millions):

                                                                DECEMBER 31,
                                                                --------------
                                                                 1997    1996
                                                                ------  ------
Case Industrial
Case Corporation
  Notes, payable in 2005, interest rate of 7.25%............... $  298  $  298
  Notes, payable in 2016, interest rate of 7.25%...............    300     300
Case France S.A.
  Notes, payable on various dates through 2000, interest rate
   of 4.5%.....................................................     15      24
Case Corporation Pty Ltd (Australia)
  Long-term portion of borrowings under revolving credit
   facilities, average interest rate of 5.1% and 6.0%..........     55      67
Other debt.....................................................      9      24
                                                                ------  ------
                                                                   677     713
Less--current maturities.......................................     (8)     (9)
                                                                ------  ------
    Total long-term debt--Case Industrial...................... $  669  $  704
                                                                ------  ------
Case Credit
Case Credit Corporation
  Notes, payable in 2003, interest rate of 6.125%.............. $  200  $  200
  Notes, payable in 2007, interest rate of 6.75%...............    150     --
  Long-term portion of borrowings under commercial paper
   facilities, average interest rate of 6.4%...................    125     --
  Long-term portion of borrowings under revolving credit
   facilities, average interest rate of 6.1%...................     --     100
  Long-term portion of borrowings under uncommitted revolving
   credit facilities, average interest rate of 6.9%............    125      --
Case Credit Australia Pty Ltd
  Long-term portion of borrowings under revolving credit
   facilities, average interest rate of 6.3%...................    --       79
  Long-term portion of borrowings under commercial paper
   facilities, average interest rate of 5.1%...................     65     --
Case Credit Ltd. (Canada)
  Long-term portion of borrowings under revolving credit
   facilities, average interest rate of 6.2%...................    --       36
  Long-term portion of borrowings under commercial paper
   facilities, average interest rate of 4.3%...................     70
                                                                ------  ------
    Total long-term debt--Case Credit.......................... $  735  $  415
                                                                ------  ------
    Total long-term debt....................................... $1,404  $1,119
                                                                ======  ======

  On September 17, 1997, Case Credit filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $700 million of unsecured and unsubordinated debt securities. During the fourth quarter, Case Credit sold $150 million aggregate principal amount of its 6.75% notes due 2007 and established a $550 million medium-term note program pursuant to this registration statement. Case Credit commenced to offer securities under the medium-term note program in January 1998.

                               CASE CORPORATION

  A summary of the minimum annual repayments of long-term debt as of December 31, 1997, is as follows (in millions):

             1999.............................. $    8
             2000..............................      5
             2001..............................    197
             2002..............................     55
             2003 and thereafter...............  1,139
                                                ------
                 Total......................... $1,404
                                                ======

NOTE 9: STOCKHOLDERS' EQUITY AND PREFERRED STOCK WITH MANDATORY REDEMPTION PROVISIONS

  As of December 31, 1997, Case has 210 million shares of authorized capital stock itemized by class and series as follows:

    (i) 200 million shares of Common Stock, par value $0.01 per share, with approximately 76 million shares issued and approximately 74.4 million shares outstanding;

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

                               CASE CORPORATION

  A summary of preferred stock with mandatory redemption provisions is as follows: (in millions):

                                                    SERIES A   CUMULATIVE
                                                   CUMULATIVE  CONVERTIBLE
                                                   CONVERTIBLE   SECOND
                                                    PREFERRED   PREFERRED
                                                      STOCK       STOCK    TOTAL
                                                   ----------- ----------- -----
      Issuance of Series A Cumulative Convertible
       Preferred Stock, June 1994................      $75         $--      $75
      Issuance of Cumulative Convertible Second
       Preferred Stock, June 1994................       --           2        2
                                                       ---         ---      ---
      Balance, December 31, 1997 and 1996........      $75         $ 2      $77
                                                       ===         ===      ===

 Stock Repurchase Program

  On May 14, 1997, the Company's Board of Directors authorized the purchase from time to time of up to four million shares of the Company's Common Stock. The purchase of Case Common Stock under this program is at the Company's discretion, subject to prevailing financial and market conditions. As of December 31, 1997, the Company has repurchased approximately 1.5 million shares of its common stock at a cost of approximately $94 million under this program.

 Employee Stock Purchase Plan

  Case's Employee Stock Purchase Plan was initiated on February 1, 1995. The plan allows for certain North American and Australian / New Zealand employees to purchase Case's Common Stock at a price per share equal to 85% of the lower of (i) the fair market value of the Company's Common Stock as of the first business day of the plan year, or (ii) the fair market value on the last business day of the calendar quarter. Case has reserved 1.4 million shares of common stock for issuance under this plan. For the years ended December 31, 1997, 1996 and 1995, the Company issued 247,018 shares, 229,192 shares and 297,183 shares, respectively, at weighted-average fair market values of $45.21, $45.56 and $22.19, respectively.

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

  Stock options awarded under this plan were granted at the average market price on the date of the award and become exercisable between two and seven years from the award date. All options awarded in 1995, 1996 and 1997 expire ten years after issuance.

  Effective December 31, 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." For disclosure purposes only, the Black-Scholes pricing model was used to calculate the "fair value" of stock options and Company Common Stock purchased through Case's Employee Stock Purchase Plan. Based on this model, the weighted-average fair values of stock options awarded during 1997, 1996 and 1995 were $22.71, $19.27 and $10.11 per option, respectively, and the weighted-average fair values of Case Common Stock purchased through the Company's Employee Stock Purchase Plan during 1997, 1996 and 1995 were $10.85, $11.61 and $5.73 per share, respectively.

                               CASE CORPORATION

  Pro forma net income and earnings per share, and the assumptions used therein, assuming the fair value of accounting for stock-based compensation as prescribed under SFAS No. 123, are as follows:

                                                            1997   1996   1995
                                                            -----  -----  -----
      Net income to common (millions)
        As reported........................................ $ 396  $ 309  $ 330
        Pro forma..........................................   387    303    327
      Net income to common assuming dilution (millions)
        As reported........................................ $ 403  $ 316  $ 337
        Pro forma..........................................   394    310    334
      Basic earnings per share
        As reported........................................ $5.36  $4.27  $4.67
        Pro forma..........................................  5.23   4.19   4.64
      Diluted earnings per share
        As reported........................................ $5.11  $4.07  $4.48
        Pro forma..........................................  4.99   3.99   4.44
      Assumptions* under Black Scholes
        Risk-free interest rate............................   5.7%   6.7%   6.7%
        Dividend yield.....................................  0.36%  0.41%  0.64%
        Stock price volatility.............................  30.0%  35.0%  35.0%
        Option life (years)................................   5.7    4.6    5.2

--------
*Weighted-average

  The pro forma compensation expense included in net income and earnings per share above may not be representative of future years as only stock options issued after January 1, 1995, have been included in accordance with the disclosure provisions of SFAS No. 123.

  During the last three fiscal years, changes in shares subject to issuance under stock options were as follows:

STOCK OPTIONS WITH EXERCISE PRICE LESS THAN $30:

                                       FOR THE YEARS ENDED DECEMBER 31,
                          -------------------------------------------------------------
                                 1995                1996                 1997
                          ------------------- -------------------- --------------------
                                     EXERCISE             EXERCISE             EXERCISE
                           SHARES     PRICE*    SHARES     PRICE*    SHARES     PRICE*
                          ---------  -------- ----------  -------- ----------  --------
Outstanding at beginning
 of year................  4,904,100   $19.36   5,089,328   $19.92   3,705,059   $20.05
  Granted...............  1,156,000    22.32         --       --          --       --
  Exercised.............    (78,266)   21.60  (1,092,226)   19.66  (1,404,975)   19.67
  Forfeited.............   (892,506)   19.82    (292,043)   19.25    (109,782)   19.90
                          ---------           ----------           ----------
Outstanding at end of
 year...................  5,089,328   $19.92   3,705,059   $20.05   2,190,302   $20.30
                          =========           ==========           ==========
Exercisable at end of
 year...................    305,042   $21.06     900,127   $19.98   1,971,312   $19.76
                          =========           ==========           ==========

--------
*Weighted-average

                               CASE CORPORATION

STOCK OPTIONS WITH EXERCISE PRICE GREATER THAN OR EQUAL TO $30:

                                    FOR THE YEARS ENDED DECEMBER 31,
                          ------------------------------------------------------
                                1995             1996               1997
                          ---------------- ----------------- -------------------
                                  EXERCISE          EXERCISE            EXERCISE
                          SHARES   PRICE*  SHARES    PRICE*   SHARES     PRICE*
                          ------- -------- -------  -------- ---------  --------
Outstanding at beginning
 of year................      --      --   670,417   $41.15    929,108   $43.75
  Granted...............  670,417  $41.15  274,603    50.05  1,138,052    59.21
  Exercised.............      --      --    (6,845)   42.88    (47,879)   42.88
  Forfeited.............      --      --    (9,067)   42.89    (22,662)   47.41
                          -------          -------           ---------
Outstanding at end of
 year...................  670,417  $41.15  929,108   $43.75  1,996,619   $52.54
                          =======          =======           =========
Exercisable at end of
 year...................      --      --   162,782   $42.88    322,685   $44.38
                          =======          =======           =========

--------
*  Weighted-average

  Exercise prices for options outstanding as of December 31, 1997, ranged from $19.125 to $67.69. The weighted-average remaining contractual life of those options is approximately eight years.

  Under the Case Equity Incentive Plan, shares may also be granted as restricted stock. The Company establishes the period of restriction for each award and holds the stock during the restriction period, which ranges from six months to four years. For the years ended December 31, 1997, 1996 and 1995, restricted shares of 256,399 shares, 53,200 shares and 196,779 shares, respectively, were awarded at no cost to employees, at weighted-average fair market values of $56.85, $52.95 and $42.37, respectively. At December 31, 1997, restricted common stock outstanding totaled 403,553 shares.

  Under the Case Equity Incentive Plan, awards may also be granted as stock equivalent units that vest upon the achievement of specific performance measures ("performance share units"). At December 31, 1997, 385,000 performance share units were outstanding. These units vest upon attainment of specified increases in the market price of the Company's Common Stock, plus dividends, expressed in the form of a compound annual growth rate, as compared to its closing price as of the day preceding the date of grant. Except as described below, no performance share units can vest until May 2000, after which the performance share units may vest on a quarterly basis until May 2004. An employee becomes fully vested in all performance share units upon death, retirement at age 65 or older, or total disability, if such event occurs at least six months after the grant date. Under certain circumstances, an employee may vest in the performance share units upon a change in control of the Company. Upon vesting, the performance share units are converted into an equal number of shares of Company Common Stock. All unvested performance share units shall be forfeited in May 2004.

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

  Each outstanding share of common stock is entitled to one right under the plan. Each right, when exercisable, entitles the holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock, $.01 par value, for $170, subject to adjustment. If a person or entity becomes a 15% owner of

                               CASE CORPORATION
the Company's Common Stock, each holder of a right (other than the 15% owner) would be entitled to receive for the exercise price, subject to adjustment, in lieu of the Series A Junior Participating Preferred Stock, common stock having a value equal to two times the exercise price of the right. If, at any time after a person or entity has acquired 15% or more of the Company's Common Stock, the Company is acquired in a merger or other business combination, or 50% or more of the Company's assets or earning power are sold, proper provision will be made so that each holder of a right would be entitled to receive, at the then current exercise price of the right, common stock of the acquiring company having a value equal to two times the exercise price of the right. The rights, which are not entitled to vote, expire on December 29, 2005. They may be redeemed by the Company at a price of $.01 per right at any time until a person or entity becomes a 15% owner of the Company's Common Stock. The Company has reserved 100,000 shares of Series A Junior Participating Preferred Stock for issuance in the event of exercise of the rights.

NOTE 10: ACCOUNTS AND NOTES RECEIVABLE

  A summary of receivables is as follows (in millions):

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
      Wholesale notes and accounts............................ $ 1,558  $ 1,330
      Retail notes and finance leases.........................   1,971    1,635
      Other...................................................     354      302
                                                               -------  -------
          Gross receivables...................................   3,883    3,267
                                                               -------  -------
      Less--Total unearned finance charges....................    (162)    (137)
      Less--Allowance for doubtful accounts...................     (63)     (70)
      Less--Current portion...................................  (2,053)  (1,699)
                                                               -------  -------
          Total long-term receivables, net.................... $ 1,605  $ 1,361
                                                               =======  =======

  In accordance with the standard terms of the wholesale receivable agreements, repayment is required when wholesale equipment is sold. Classification of wholesale receivables for financial statement presentation is based on interest-bearing dates. The terms of retail notes and finance leases generally range from two to six years. Interest rates on retail notes and finance leases vary depending on prevailing market interest rates and certain incentive programs offered by the Company.

  At December 31, 1997 and 1996, the Company had $56 million and $115 million, respectively, of retail notes that secure the asset-backed commercial paper liquidity facility.

  Maturities of receivables as of December 31, 1997, are estimated as follows (in millions):

             1999.............................. $  773
             2000..............................    314
             2001..............................    225
             2002..............................    206
             2003 and thereafter...............    157
                                                ------
                                                 1,675
             Less--Unearned finance charges....    (70)
                                                ------
                 Total long-term receivables,
                  net.......................... $1,605
                                                ======

                               CASE CORPORATION

  Wholesale and retail notes receivable have significant concentrations of credit risk in the farm and construction business sectors. Case typically retains, as collateral, a security interest in the equipment associated with wholesale and retail notes receivable.

 Wholesale Receivables Securitizations

  In June 1995, the Company consummated a transaction whereby it sold (with limited recourse), on a revolving basis, a fractional undivided interest in certain of its wholesale receivables pursuant to a privately structured facility. The counterparties to this facility are two special purpose entities administered by a major financial institution. Under this facility, the maximum amount of proceeds that may be accessed at any one time is $400 million and is subject to change based on the level of eligible wholesale receivables. The facility, which was renewed in June 1996, consists of a five-year committed, $300 million non-renewable facility and a 364-day, $100 million facility, which is renewable annually at the sole discretion of the purchasers. At December 31, 1996 and 1997, the undivided interest of the purchasers under the facility represented $521 million of wholesale receivables. The excess of $521 million over the $400 million of proceeds received from the transaction represents overcollateralization included in the transaction to cover yield to the purchasers and certain other costs aggregating $10 million, with the remainder available to cover losses on receivables. The Company has reserved for expected losses as part of the allowance for doubtful accounts. The Company also maintains a security interest in the equipment financed by wholesale receivables such that in the event of non-performance by the dealer, Case can repossess the related equipment to minimize losses.

  Under this program, Case records a loss each time receivables are sold to the counterparties to the facility. This loss, which reflects the difference between the current and future value of the receivables sold along with related transaction expenses, is computed at the then prevailing market rates as stated in the sale agreement. During 1997, 1996 and 1995, Case incurred charges of $25 million, $28 million and $27 million, respectively, relating to such sales of receivables. These charges are included in "Other, net" in the accompanying Statements of Income. The proceeds from the initial sale of the wholesale receivables were used by the Company to repay a portion of its five-year, $1.0 billion bank term loan facility by $300 million and its revolving bank credit facility by $100 million.

 Retail Receivables Securitizations

  Case Credit sold $1.8 billion and $1.6 billion of retail notes (net of unearned finance charges) in 1997 and 1996, respectively, to limited-purpose business trusts ("Trusts") in the United States and Canada. The Trusts were formed for the purpose of purchasing Case receivables and the receivables were used as collateral for the issuance of asset-backed securities (asset-backed securitizations) to outside investors. The proceeds received from the sales of notes were reduced by $55 million and $73 million in 1997 and 1996, respectively, pursuant to certain recourse provisions in the sale agreements. These reductions in proceeds are held in escrow by the Trusts to provide security in the event of uncollectible notes and are released to Case when the notes are collected. Amounts held in escrow by the Trusts are recorded in "Accounts and notes receivable" on the accompanying Balance Sheets. Case has established reserves for the estimated losses on amounts held in escrow. As these Trusts are controlled by third parties and meet minimum equity capitalization standards, they are not included in the financial statements of the Company.

  Case Credit's portfolio of managed receivables, including receivables owned and receivables serviced for others, has grown from $4.3 billion at December 31, 1996, to $5.2 billion at December 31, 1997. Case's serviced portfolio at December 31, 1997, included $4.6 billion of retail notes (net of unearned financed charges), of which $2.7 billion (net of unearned finance charges) were owned by Trusts in the United States and Canada. Case Credit is subject to recourse with respect to receivables serviced for the Trusts up to $154 million and $171 million as

                               CASE CORPORATION
of December 31, 1997 and 1996, respectively. The Company has reserved for expected losses as part of the allowance for doubtful accounts. A security interest in the equipment financed by the retail notes is maintained such that in the event of non-performance, the related equipment can be repossessed to minimize losses.

NOTE 11: FINANCIAL INSTRUMENTS

 Fair Market Value of Financial Instruments

  The estimated fair market values of financial instruments that do not approximate the carrying values in the financial statements are as follows (in millions):

                                                         DECEMBER 31,
                                                -------------------------------
                                                     1997            1996
                                                --------------- ---------------
                                                CARRYING  FAIR  CARRYING  FAIR
                                                 AMOUNT  VALUE   AMOUNT  VALUE
                                                -------- ------ -------- ------
      Accounts and notes receivable............  $3,658  $3,655  $3,060  $3,087
      Long-term debt (including current
       maturities).............................   1,412   1,434   1,128   1,117

  The fair value of accounts and notes receivable was based on discounting the estimated future payments at prevailing market rates. The fair value of the interest only strip component of Case's accounts and notes receivable was based on loss, prepayment and interest rate assumptions approximating those currently experienced by the Company. The fair value of fixed-rate, long-term debt was based on the market value of debt with similar maturities and interest rates; the carrying amount of floating-rate, long-term debt was assumed to approximate its fair value. The fair values and carrying values of the Company's foreign exchange forward contracts, currency options, interest rate swaps and treasury rate locks were not material.

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

 Foreign Exchange Contracts

  Case enters into foreign exchange hedging contracts to hedge certain purchase commitments and loans made to foreign subsidiaries denominated in foreign currencies. The term of these contracts is generally one year or less. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from loan repayments and inventory purchases will be adversely affected by changes in exchange rates.

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

  At December 31, 1997, Case had foreign exchange forward contracts with a notional value of $736 million, purchased currency options with a notional value of $43 million, and sold currency options with a notional value of $45 million. Case had foreign exchange forward contracts with a notional value of $652 million at December 31, 1996.

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

  The weighted-average pay and receive rates for the swaps outstanding at December 31, 1997, were 6.17% and 4.87%, respectively. The weighted-average pay and receive rates for the swaps outstanding at December 31, 1996, were 6.80% and 5.00%, respectively.

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

  At December 31, 1997, Case Credit had a back-to-back cap at a rate of 7.00%, at a notional amount of approximately $61 million. At December 31, 1996, Case Credit had a back-to-back cap at a rate of 7.00%, at a notional amount of approximately $98 million.

                               CASE CORPORATION

 Treasury Rate Locks

  A Treasury rate lock is a commitment to either purchase or sell the designated financial instrument at a future date (the determination date) for a specified price (the reference yield). The purpose of this instrument is to protect fixed-rate debt from fluctuations in the yield of the Treasury Note that forms the basis of pricing the debt. As of December 31, 1997, Case Credit had entered into Treasury rate locks with a notional value of $150 million based on two- and three-year Treasury Notes at a weighted-average yield of 5.75%. Case Credit did not have any Treasury rate locks outstanding at December 31, 1996.

 Guarantees

  At December 31, 1997, Case had guaranteed payment and performance of approximately $16 million primarily related to performance bonds and letters of credit.

NOTE 12: INCOME TAXES

  The sources of income before taxes and cumulative effect of changes in accounting principles and extraordinary items were as follows (in millions):

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                                 --------------
                                                                 1997 1996 1995
                                                                 ---- ---- ----
      U.S. sources.............................................. $471 $389 $254
      Foreign sources...........................................  123  145  173
                                                                 ---- ---- ----
      Income before taxes and cumulative effect of changes in
       accounting principles and extraordinary items............ $594 $534 $427
                                                                 ==== ==== ====

  The provision for income taxes consisted of the following (in millions):

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                              -----------------
                                                              1997  1996  1995
                                                              ----  ----  -----
      Current:
        United States........................................ $136  $124  $ 123
        Foreign..............................................   25    29     44
        State................................................   23    16     20
                                                              ----  ----  -----
          Total current......................................  184   169    187
                                                              ----  ----  -----
      Deferred:
        United States........................................    5    27    (94)
        Foreign..............................................    3   (15)     1
        State................................................   (1)    4    (13)
                                                              ----  ----  -----
          Total deferred.....................................    7    16   (106)
                                                              ----  ----  -----
          Total tax provision................................ $191  $185  $  81
                                                              ====  ====  =====

                               CASE CORPORATION

  Following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the tax provision reflected in the accompanying Statements of Income (in millions):

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                              -----------------
                                                              1997  1996  1995
                                                              ----  ----  -----
      Tax provision at U.S. Federal income tax rate.......... $208  $187  $ 149
      Foreign losses with no tax benefit.....................    4    10     25
      Reduction in valuation allowance.......................  (24)  (49)  (126)
      State taxes net of Federal benefit.....................   15    15      2
      Foreign income taxed at different rates................    3     6     20
      Other..................................................  (15)   16     11
                                                              ----  ----  -----
          Total tax provision................................ $191  $185  $  81
                                                              ====  ====  =====

  During 1997, 1996 and 1995, the Company generated income in certain jurisdictions that supported reductions in the valuation reserve.

  The components of the net deferred tax asset are as follows (in millions):

                                                                    DECEMBER
                                                                       31,
                                                                   ------------
                                                                   1997   1996
                                                                   -----  -----
      Deferred tax assets:
        Net income tax operating loss carryforwards............... $ 377  $ 380
        Restructuring costs.......................................    20     73
        Postretirement and postemployment benefits................    70     58
        Sales returns and allowance reserves......................    78     62
        Warranty reserve..........................................    30     41
        Other.....................................................   218    183
        Valuation reserve.........................................  (409)  (429)
                                                                   -----  -----
          Total deferred tax assets............................... $ 384  $ 368
                                                                   =====  =====
      Deferred tax liabilities:
        Fixed assets--basis difference/depreciation............... $ 119  $ 109
        Pension costs.............................................    25     22
        Purchase discounts........................................    27     27
        Other.....................................................    45     39
                                                                   -----  -----
          Total deferred tax liabilities.......................... $ 216  $ 197
                                                                   -----  -----
          Net deferred tax asset.................................. $ 168  $ 171
                                                                   =====  =====

  The valuation allowance for deferred tax assets decreased $20 million from December 31, 1996, to December 31, 1997. In 1997, the Company generated income in certain tax jurisdictions that supported a decrease in the valuation allowance of $24 million. This reduction was offset by an increase in the valuation allowance of $4 million for certain foreign losses for which management believes it is not more likely than not that such benefits will be realized.

                               CASE CORPORATION

  The classification of the net deferred tax asset is as follows (in millions):

                                                                     DECEMBER
                                                                        31,
                                                                     ----------
                                                                     1997  1996
                                                                     ----  ----
      Current deferred tax asset.................................... $191  $188
      Long-term deferred tax asset..................................   24    27
      Current deferred tax liability................................  (10)  (11)
      Long-term deferred tax liability..............................  (37)  (33)
                                                                     ----  ----
          Net deferred tax asset.................................... $168  $171
                                                                     ====  ====

  The tax benefits of significant foreign net tax operating loss carryforwards as of December 31, 1997, are as follows (in millions):

      Case France S.A.:
        Expires 1998 through 1999.......................................... $  6
        Indefinite carryforward............................................  164
                                                                            ----
                                                                             170
      Case United Kingdom Limited:
        Indefinite carryforward............................................  130
      Case Spain S.A.:
        Expires 1998 through 2002..........................................   27
      Case Brasil & CIA (Brazil):
        Indefinite carryforward............................................   20
      Other................................................................   30
                                                                            ----
          Total tax benefits of net tax operating loss carryforwards....... $377
                                                                            ====

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

  In 1996, the Company reversed a portion of its valuation reserve recorded for France as past and projected earnings, at that time, warranted such a reversal. However, based upon uncertainties in the European agricultural and construction equipment markets, the Company did not reverse additional France valuation reserves in 1997.

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

                               CASE CORPORATION

  The funded status of the remaining plans, reconciled with amounts recognized in the accompanying Balance Sheets are as follows (in millions):

                                                         DECEMBER 31,
                                                    --------------------------
                                                    1997   1996   1997   1996
                                                    -----  -----  -----  -----
                                                     PLANS IN      PLANS IN
                                                       WHICH         WHICH
                                                      ASSETS      ACCUMULATED
                                                      EXCEED       BENEFITS
                                                    ACCUMULATED     EXCEED
                                                     BENEFITS       ASSETS
                                                    ------------  ------------
Actuarial present value of benefit obligation at
 measurement date, September 30:
  Vested benefit obligation........................ $ 362  $ 334  $ 128  $ 139
  Non-vested benefit obligation....................    --     --     24     15
                                                    -----  -----  -----  -----
Accumulated benefit obligation.....................   362    334    152    154
Additional amounts related to projected salary
 increases.........................................    13     10      5     13
                                                    -----  -----  -----  -----
Projected benefit obligation.......................   375    344    157    167
Plan assets at fair value at measurement date......   477    456     40     21
                                                    -----  -----  -----  -----
Plan assets in excess of (less than) total
 projected benefit obligation at measurement date..   102    112   (117)  (146)
  Contributions after measurement date but before
   reporting date..................................    --     --      4      3
  Unrecognized prior service cost..................    25     32     11     13
  Unrecognized net (gain) loss resulting from plan
   experience and changes in actuarial assumptions.   (12)   (21)     3      6
  Remaining unrecognized net obligation (asset) at
   initial application.............................    (4)    (5)     1      1
  Additional minimum liability.....................    --     --    (20)   (16)
                                                    -----  -----  -----  -----
    Total prepaid (accrued) pension cost........... $ 111  $ 118  $(118) $(139)
                                                    =====  =====  =====  =====

  Net pension cost consists of the following components (in millions):

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                               ----------------
                                                               1997  1996  1995
                                                               ----  ----  ----
Service cost-benefits earned during the year.................. $ 15  $ 15  $ 13
Interest cost on projected benefit obligation.................   38    37    33
Expected return on plan assets:
  Actual return...............................................  (60)  (65)  (43)
  Deferral of gain............................................   19    28    11
Net amortization of unrecognized amounts......................    6    11    13
                                                               ----  ----  ----
    Total net pension cost.................................... $ 18  $ 26  $ 27
                                                               ====  ====  ====

  The following assumptions were utilized in determining the funded status of the plans:

                                              YEARS ENDED DECEMBER 31,
                                      --------------------------------------------
                                          1997           1996           1995
                                      -------------- -------------- --------------
                                      U.S.   FOREIGN U.S.   FOREIGN U.S.   FOREIGN
                                      PLANS   PLANS  PLANS   PLANS  PLANS   PLANS
                                      -----  ------- -----  ------- -----  -------
Weighted-average discount rates...... 7.25%   7.30%  7.75%   8.10%  7.75%   8.30%
Rate of increase in future
 compensation........................ N.A.    5.10%  N.A.    5.70%  N.A.    5.60%
Weighted-average, long-term rates of
 return on plan assets............... 9.00%   8.70%  9.00%   9.40%  9.00%   9.70%

                               CASE CORPORATION

 Defined Contribution Plans

  Case has various defined contribution plans that cover certain U.S. and foreign employees. At the time of the Reorganization, the Company adopted a money purchase pension plan and a profit sharing plan pursuant to the Internal Revenue Code for its U.S. salaried employees. Annually, the Company contributes to the money purchase pension plan an amount equal to 4% of each participant's eligible compensation, which amounted to $7 million in 1997 and 1996, and $6 million in 1995. Effective December 31, 1996, the Company merged the money purchase pension plan into the profit sharing plan. The Company intends to continue the 4% contribution previously made under the money purchase pension plan as a profit sharing contribution under the profit sharing plan. Under the profit sharing plan, certain salaried participants may make pre-tax contributions of up to 8% of base compensation. The Company will match 100% of a participant's contribution. This matching contribution may be made in Case Common Stock, and the Company has reserved 4.7 million shares of common stock for this purpose. During 1997, 1996 and 1995, the Company contributed $12 million, $11 million and $10 million, respectively, of Case Common Stock to the profit sharing plan. Subject to the Company's operating results, the Company may make additional contributions to the profit sharing plan.

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

  Effective January 1, 1995, for its foreign operations, Case adopted SFAS No. 106, "'Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires employers to account for the cost of these postretirement benefits on the accrual basis rather than on the "pay-as-you-go" basis, which was Case's previous practice. Case elected to recognize this change in accounting principle on the cumulative catch-up basis. The effect on 1995 income of immediately recognizing the transaction obligation was $9 million on a pre-tax and after-tax basis.

  Pursuant to the Reorganization Agreement, Tenneco retained the accumulated postretirement health and life insurance benefit obligations relating to all U.S. employees who retired on or before July 1, 1994, and their dependents.

  The net periodic postretirement benefit cost included the following components (in millions):

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                                 --------------
                                                                 1997 1996 1995
                                                                 ---- ---- ----
Service cost for benefits earned during the year................ $ 6  $ 6  $ 4
Interest cost on accumulated postretirement benefit obligation..  15   11    7
Amortization of other unrecognized amounts......................   4    1   (1)
                                                                 ---  ---  ---
Net periodic postretirement benefit cost........................ $25  $18  $10
                                                                 ===  ===  ===

                               CASE CORPORATION

  As a result of the plans being unfunded, the liability of the plans was as follows (in millions):

                                                                   DECEMBER
                                                                      31,
                                                                  ------------
                                                                  1997   1996
                                                                  -----  -----
Actuarial present value of accumulated postretirement benefit obligation at measurement date, September 30:
  Retirees....................................................... $  52  $  29
  Fully eligible active plan participants........................    55     50
  Other active plan participants.................................   131    113
                                                                  -----  -----
    Total accumulated postretirement benefit obligation..........   238    192
Plan assets at fair value at measurement date....................    --     --
                                                                  -----  -----
Accumulated postretirement benefit obligation in excess of plan assets at measurement date......................................  (238)  (192)
Unrecognized reduction of prior service obligations resulting
 from plan amendments............................................    (2)    (3)
Unrecognized net loss resulting from plan experience and changes
 in actuarial assumptions........................................   103     80
                                                                  -----  -----
    Total accrued postretirement benefit cost.................... $(137) $(115)
                                                                  =====  =====

  The weighted-average assumed health care cost trend rate used in determining the 1997 and 1996 accumulated postretirement benefit obligation covering U.S. employees was 6.0% for both years, declining to 5.5% in 1998 and remaining at that level thereafter. The weighted-average assumed health care cost trend rate used in determining the 1997 and 1996 accumulated postretirement benefit obligation related to the Canadian employees was 12.0% for both years, declining to 7.0% in 2002 and remaining at that level thereafter.

  Increasing the assumed health care cost trend by one percentage point in each year would increase the total accumulated postretirement benefit obligation as of September 30, 1997 and 1996, by approximately $43 million and $35 million, respectively, and would increase the aggregate of the service cost and interest cost components of the net postretirement benefit cost by approximately $5 million in 1997 and $4 million in 1996 and 1995.

  The discount rate (which is based on long-term market rates) used in determining the 1997 and 1996 accumulated postretirement benefit obligation covering the U.S. employees was 7.25% and 7.75%, respectively. The discount rate used in determining the 1997 and 1996 accumulated postretirement benefit obligation related to the Canadian employees was 8.0% and 8.5%, respectively.

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

                               CASE CORPORATION

These liabilities are included in the accompanying Balance Sheets at their undiscounted amounts. Recoveries are evaluated separately from the liability and, if appropriate, are recorded separately from the associated liability in the accompanying Balance Sheets.

  Based upon information currently available, management estimates potential environmental remediation, decommissioning, restoration, monitoring and other closure costs associated with current or formerly owned or operated facilities to be in the range of $17 million to $34 million, including Case's estimated share at the Waste Sites. As of December 31, 1997, environmental reserves of approximately $28 million had been established to address these specific estimated potential liabilities. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on Case's financial position or results of operations.

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

 Commitments

  Minimum rental commitments at December 31, 1997, under non-cancelable operating leases with lease terms in excess of one year are as follows (in millions):

      1998................................................................. $11
      1999.................................................................   7
      2000.................................................................   5
      2001.................................................................   3
      2002.................................................................   3
      2003 and thereafter..................................................  14
                                                                            ---
          Total minimum rental commitments................................. $43
                                                                            ===

  Commitments under capital leases are not significant to the financial statements. Total rental expense for all operating leases was $37 million, $36 million and $35 million for the years ended December 31, 1997, 1996 and 1995, respectively.

  In connection with a supply agreement with Consolidated Diesel Company, a joint venture that is 50% owned by Case, the Company is required to purchase engine products in amounts to provide for the recovery of specified fixed and variable costs of the joint venture. Under this agreement, Case purchased engine products totaling $208 million, $154 million and $138 million in 1997, 1996 and 1995, respectively, with future minimum purchases (representing only fixed costs) of $11 million in 1998, $12 million in 1999, $12 million in 2000, $11 million in 2001, $11 million in 2002, and $63 million in the aggregate, in subsequent years.

                               CASE CORPORATION

NOTE 16: EARNINGS PER SHARE

  The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations (in millions, except per share data):

                                                             FOR THE YEAR
                                                            ENDED DECEMBER
                                                                  31,
                                                           -------------------
                                                           1997   1996   1995
                                                           -----  -----  -----
BASIC
  Income before cumulative effect of changes in accounting
   principles and
   extraordinary items.................................... $ 403  $ 349  $ 346
  Less: Preferred stock dividends.........................    (7)    (7)    (7)
                                                           -----  -----  -----
  Income after preferred stock dividends and before
   cumulative effect of changes
   in accounting principles and extraordinary items....... $ 396  $ 342  $ 339
                                                           =====  =====  =====
  Weighted-average shares outstanding.....................  73.9   72.2   70.6
                                                           =====  =====  =====
  Basic earnings per share after preferred stock dividends
   and before cumulative effect of changes in accounting
   principles and extraordinary items..................... $5.36  $4.73  $4.80
                                                           =====  =====  =====
DILUTED
  Income before cumulative effect of changes in accounting
   principles and extraordinary items..................... $ 403  $ 349  $ 346
                                                           =====  =====  =====
  Weighted-average shares outstanding--Basic..............  73.9   72.2   70.6
  Effect of Dilutive Securities:
    Convertible preferred stock...........................   3.5    3.5    3.5
    Stock options.........................................   1.3    1.6    1.0
    Restricted stock......................................   0.2    0.2    0.1
                                                           -----  -----  -----
  Weighted-average shares outstanding--Diluted............  78.9   77.5   75.2
                                                           =====  =====  =====
  Diluted earnings per share before cumulative effect of
   changes in accounting principles and extraordinary
   items.................................................. $5.11  $4.49  $4.60
                                                           =====  =====  =====

                               CASE CORPORATION

NOTE 17: QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 FIRST  SECOND   THIRD  FOURTH
                                                QUARTER QUARTER QUARTER QUARTER
                                                ------- ------- ------- -------
                                                 (IN MILLIONS, EXCEPT PER SHARE
                                                             DATA)
1997
  Revenues..................................... $1,232  $1,601  $1,444  $1,747
  Gross profit*................................    220     348     256     329
  Income before extraordinary items............     64     138      78     123
  Net income...................................     64     138      78     123
  Basic earnings per share after preferred
   stock dividends and before extraordinary
   items....................................... $ 0.85  $ 1.86  $ 1.03  $ 1.64
  Basic earnings per share.....................   0.85    1.86    1.03    1.64
  Diluted earnings per share before
   extraordinary items.........................   0.82    1.75    0.98    1.56
  Diluted earnings per share...................   0.82    1.75    0.98    1.56
1996
  Revenues..................................... $1,171  $1,466  $1,199  $1,573
  Gross profit*................................    216     300     220     294
  Income before extraordinary items............     75     110      62     102
  Net income...................................     53     110      51     102
  Basic earnings per share after preferred
   stock dividends and before extraordinary
   items....................................... $ 1.03  $ 1.51  $ 0.83  $ 1.36
  Basic earnings per share.....................   0.73    1.51    0.68    1.36
  Diluted earnings per share before
   extraordinary items.........................   0.98    1.42    0.80    1.29
  Diluted earnings per share...................   0.69    1.42    0.66    1.29

--------
* Gross profit is defined as net sales less cost of goods sold and research, development and engineering expenses.

NOTE 18: GEOGRAPHICAL AREA INFORMATION

  Case is engaged in the sale of products for export from the United States. Such sales are reflected in the table below (in millions):

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1997  1996 1995
                                                                ------ ---- ----
      Canada................................................... $  412 $336 $258
      European Community.......................................    222  193  154
      Other Foreign............................................    571  378  203
                                                                ------ ---- ----
          Total export sales................................... $1,205 $907 $615
                                                                ====== ==== ====

                                CASE CORPORATION

                   NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

  The following highlights Case's operations by geographic area (in millions):

                                                             RECLASSES
                            UNITED         EUROPE    OTHER      AND
                            STATES CANADA COMMUNITY FOREIGN ELIMINATIONS TOTAL
                            ------ ------ --------- ------- ------------ ------
At December 31, 1997, and
 for the year then ended:
Net sales:
  External................. $3,159  $464   $1,634    $539     $    --    $5,796
  Intergeographical
   area(s).................    812   118      207      16      (1,153)       --
                            ------  ----   ------    ----     -------    ------
    Total net sales........  3,971   582    1,841     555      (1,153)    5,796
Interest income and other..    196    28        4      23         (23)      228
                            ------  ----   ------    ----     -------    ------
    Total revenues......... $4,167  $610   $1,845    $578     $(1,176)   $6,024
                            ======  ====   ======    ====     =======    ======
Income before taxes and
 cumulative effect of
 changes in accounting
 principles and
 extraordinary items....... $  547  $ 18   $   57    $ 48     $   (76)   $  594
                            ======  ====   ======    ====     =======    ======
Identifiable assets........ $5,572  $742   $1,516    $648     $(1,579)   $6,899
Investment in joint
 ventures..................     78    --       --       4          --        82
                            ------  ----   ------    ----     -------    ------
    Total assets........... $5,650  $742   $1,516    $652     $(1,579)   $6,981
                            ======  ====   ======    ====     =======    ======
At December 31, 1996, and
 for the year then ended:
Net sales:
  External................. $2,767  $442   $1,551    $416     $    --    $5,176
  Intergeographical
   area(s).................    656   106      238       4      (1,004)       --
                            ------  ----   ------    ----     -------    ------
    Total net sales........  3,423   548    1,789     420      (1,004)    5,176
Interest income and other..    194    33        4      17         (15)      233
                            ------  ----   ------    ----     -------    ------
    Total revenues......... $3,617  $581   $1,793    $437     $(1,019)   $5,409
                            ======  ====   ======    ====     =======    ======
Income before taxes and
 cumulative effect of
 changes in accounting
 principles and
 extraordinary items....... $  518  $ 52   $   71    $ 23     $  (130)   $  534
                            ======  ====   ======    ====     =======    ======
Identifiable assets........ $4,560  $679   $1,510    $525     $(1,278)   $5,996
Investment in joint
 ventures..................     59    --        1       3          --        63
                            ------  ----   ------    ----     -------    ------
    Total assets........... $4,619  $679   $1,511    $528     $(1,278)   $6,059
                            ======  ====   ======    ====     =======    ======
At December 31, 1995, and
 for the year then ended:
Net sales:
  External................. $2,809  $390   $1,484    $254     $    --    $4,937
  Intergeographical
   area(s).................    459    67      272      --        (798)       --
                            ------  ----   ------    ----     -------    ------
    Total net sales........  3,268   457    1,756     254        (798)    4,937
Interest income and other..    142    18        6      13         (11)      168
                            ------  ----   ------    ----     -------    ------
    Total revenues......... $3,410  $475   $1,762    $267     $  (809)   $5,105
                            ======  ====   ======    ====     =======    ======
Income before taxes and
 cumulative effect of
 changes in accounting
 principles and
 extraordinary items....... $  377  $ 69   $   84    $ 20     $  (123)   $  427
                            ======  ====   ======    ====     =======    ======
Identifiable assets........ $4,213  $552   $1,127    $327     $  (815)   $5,404
Investment in joint
 ventures..................     65    --       --      --          --        65
                            ------  ----   ------    ----     -------    ------
Total assets............... $4,278  $552   $1,127    $327     $  (815)   $5,469
                            ======  ====   ======    ====     =======    ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

  Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," have been omitted from this report inasmuch as the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on May 13, 1998, at which meeting the stockholders will vote upon the election of directors. The information under the captions "Election of Directors," "Stock Ownership," "Executive Officer Compensation" (other than the subsection titled "Compensation Committee Report on Executive Officer Compensation"), and "Certain Relationships and Transactions" in such definitive Proxy Statement are incorporated herein by reference.

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

        INDEX TO FINANCIAL STATEMENTS AND SCHEDULE INCLUDED IN ITEM 14

  Schedule of the Company and Consolidated Subsidiaries--

     Schedule II --Valuation and qualifying accounts--three years ended    PAGE
                                                                           ----
                 December 31, 1997.......................................

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

        Schedule I    --Condensed financial information of registrant
        Schedule III  --Real estate and accumulated depreciation
        Schedule IV   --Mortgage loans on real estate
        Schedule V    --Supplemental Information Concerning Property
                      --Casualty Insurance Operations

                                                                    SCHEDULE II

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                  (MILLIONS)

                                               ADDITIONS
                                           -----------------
                                  BALANCE  CHARGED
                                    AT     TO COSTS CHARGED             BALANCE
                                 BEGINNING   AND    TO OTHER            AT END
          DESCRIPTION             OF YEAR  EXPENSES ACCOUNTS DEDUCTIONS OF YEAR
          -----------            --------- -------- -------- ---------- -------
Allowance for doubtful accounts
 receivable:
  Year ended December 31, 1997.    $(70)     $(1)     $--       $ 8(a)   $(63)
                                   ====      ===      ===       ===      ====
  Year ended December 31, 1996.    $(67)     $(3)     $--       $--(b)   $(70)
                                   ====      ===      ===       ===      ====
  Year ended December 31, 1995.    $(73)     $--      $--       $6 (c)   $(67)
                                   ====      ===      ===       ===      ====

--------
(a) Reflects $5 million for write-offs and $3 million for the impact of exchange rate changes.
(b) Reflects a $3 million reversal of reserves (as such reserves were deemed to be no longer required), offset by the impact of exchange rate changes of $(1) million and a $(2) million increase resulting from the acquisition of businesses.
(c) Deductions reflect a $5 million reversal of reserves (as such reserves were deemed to be no longer required), write-offs, net of recoveries of $4 million, the impact of exchange rate changes of $(2) million and other items of $(1) million.

                                    EXHIBITS

  A list of the exhibits included as part of this Form 10-K is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

                              REPORTS ON FORM 8-K

  Case Corporation did not file any Current Reports on Form 8-K during its fiscal quarter ended December 31, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Case Corporation

                                                 /s/ Jean-Pierre Rosso
                                          By___________________________________
                                               Chairman and Chief Executive
                                                          Officer

Date: March 13, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                  SIGNATURE                                TITLE
                  ---------                                -----
          /s/ Jean-Pierre Rosso
 -------------------------------------------
              Jean-Pierre Rosso              Chairman and Chief Executive
                                              Officer
                                              (Principal Executive Officer
                                              and Director)
         /s/ Theodore R. French
 -------------------------------------------
             Theodore R. French              President, Financial Services,
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)
            /s/ Pei-yuan Chia
 -------------------------------------------
                Pei-yuan Chia                Director
          /s/ Jeffery T. Grade
 -------------------------------------------
              Jeffery T. Grade               Director
          /s/ Thomas R. Hodgson
 -------------------------------------------
              Thomas R. Hodgson              Director
         /s/ Katherine M. Hudson
 -------------------------------------------
             Katherine M. Hudson             Director
          /s/ Gerald Rosenfeld
 -------------------------------------------
              Gerald Rosenfeld               Director
        /s/ Theodore R. Tetzlaff
 -------------------------------------------
            Theodore R. Tetzlaff             Director
           /s/ Thomas N. Urban
 -------------------------------------------
               Thomas N. Urban               Director

Date: March 13, 1998

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

  3(a)(1)  --Certificate of Incorporation of Case Equipment
             Corporation (Filed as Exhibit (3)(a)(1) to
             Amendment No. 4 to the Company's Registration
             Statement No. 33-78148 and incorporated herein by reference).

  3(a)(2)  --Certificate of Designation, Preferences and Rights
             of Series A Cumulative Convertible Preferred Stock
             (Filed as Exhibit (3)(a)(2) to the Company's
             Registration Statement No. 33-78148 and incorporated herein by reference).

  3(a)(3)  --Certificate of Designation, Preferences and Rights
             of Cumulative Convertible Second Preferred Stock
             (Filed as Exhibit (3)(a)(3) to the Company's
             Registration Statement No. 33-78148 and incorporated herein by reference).

  3(a)(4)  --Certificate of Amendment of Certificate of
             Incorporation of Case Equipment Corporation (Filed as Exhibit (3)(a)(4) to the Company's Registration
             Statement No. 33-82158 and incorporated herein by reference).

  3(a)(5)  --Certificate of Designation, Preferences and Rights
             of Series A Junior Participating Preferred Stock
             (Filed as Exhibit 1 to the Company's Current Report on Form 8-K dated December 12, 1995, and incorporated herein by reference).

  3(b)     --By-Laws of Case Equipment Corporation, as amended
             and restated on October 2, 1996 (Filed as Exhibit
             (3)(b) to the Company's Annual Report for the year
             ended December 31, 1996, and incorporated herein by
             reference).

  4(a)     --Form of Certificate of Cumulative Convertible
             Second Preferred Stock (Filed as Exhibit 4(c) to
             the Company's Annual Report on Form 10-K for the
             year ended December 31, 1994, as amended on Form 10-
             K/A dated April 6, 1995, and incorporated herein by
             reference).

  4(b)     --Indenture, dated as of July 31, 1995, between Case
             Corporation and The Bank of New York (Filed as
             Exhibit 4(c) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended June 30, 1995, and
             incorporated herein by reference).

  4(c)     --Resolutions of the Board of Directors of Case
             Corporation authorizing the public offering of debt
             securities of the Company in an aggregate principal
             amount of up to $600,000,000 (Filed as Exhibit 4(d)
             to the Company's Quarterly Report on Form 10-Q for
             the quarter ended June 30, 1995, and incorporated
             herein by reference).

  4(d)     --Actions of the Authorized Officers of Case
             Corporation authorizing the issuance of $300,000,000
             aggregate principal amount of 7 1/4% Notes due
             August 1, 2005 (Filed as Exhibit 4(e) to the
             Company's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1995, and incorporated herein
             by reference).

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                  DESCRIPTION OF EXHIBITS                     PAGES
  -------                 -----------------------                  ------------
  4(e)     --Officer's Certificate and Company Order of Case
             Corporation executed in conjunction with the
             issuance of $300,000,000 aggregate principal amount
             of 7 1/4% Notes due August 1, 2005 (Filed as
             Exhibit 4(f) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended June 30, 1995, and
             incorporated herein by reference).

  4(f)     --Form of 7 1/4% Note due August 1, 2005 (Filed as
             Exhibit 4(b) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended June 30, 1995, and
             incorporated herein by reference).

  4(g)     --Actions of the Authorized Officers of Case
             Corporation authorizing the issuance of $300,000,000
             aggregate principal amount of 7 1/4% Notes due 2016
             (Filed as Exhibit 4(d) to the Company's Current
             Report on Form 8-K dated January 16, 1996, and
             incorporated herein by reference).

  4(h)     --Officer's Certificate and Company Order of Case
             Corporation executed in con- junction with the
             issuance of $300,000,000 aggregate principal amount
             of 7 1/4% Notes due 2016 (Filed as Exhibit 4(e) to
             the Company's Current Report on Form 8-K dated
             January 16, 1996, and incorporated herein by
             reference).

  4(i)     --Form of 7 1/4% Note due 2016. (Filed as Exhibit
             4(b) to the Company's Current Report on Form 8-K
             dated January 16, 1996, and incorporated herein by
             reference.

  4(j)     --The Company hereby agrees to furnish to the
             Securities and Exchange Commission, upon its
             request, the instruments with respect to certain
             indebtedness issued by its subsidiaries, which
             indebtedness does not exceed 10% of the Company's
             total consolidated assets.

  10(a)(1) --Revolving Credit and Guarantee Agreement dated as of August 23, 1996, among Case Corporation, Case
             Canada Corporation/Corporation Case Canada, certain
             Foreign Subsidiary Borrowers from time to time parties thereto, the Lenders parties thereto, the Co-Agents and Lead Managers named therein, The Chase
             Manhattan Bank, as General Administrative Agent, and
             The Bank of Nova Scotia, as Canadian Administrative
             Agent (Filed as Exhibit 10(a) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1996, and incorporated herein by reference).

  10(a)(2) --First Amendment, dated as of November 22, 1996, to the Revolving Credit and Guarantee Agreement dated as of August 23, 1996, among Case Corporation, Case
             Canada Corporation/Corporation Case Canada, certain
             Foreign Subsidiary Borrowers from time to time parties thereto, the Lenders parties thereto, the Co-Agents and Lead Managers named therein, The Chase
             Manhattan Bank, as General Administrative Agent, and
             The Bank of Nova Scotia, as Canadian Administrative
             Agent (Filed as Exhibit 10(a)(2) to the Company's
             Annual Report for the year ended December 31, 1996 and incorporated herein by reference).

  10(a)(3) --Second Amendment, dated as of August 25, 1997, to the Revolving Credit and Guarantee Agreement, dated as of August 23, 1996, among Case Corporation, Case
             Canada Corporation/Corporation Case Canada, certain foreign Subsidiaries from time to time parties thereto, the Lenders parties thereto, the Co-Agents
             Lead Managers named therein, The Chase Manhattan
             Bank, as Administrative Agent, and The Bank of Nova
             Scotia, as Canadian Administrative Agent (Filed as
             Exhibit 10(a) to the Company's Quarterly Report on
             Form 10-Q for the quarter ended September 30, 1997).

                                                                  SEQUENTIALLY
  EXHIBIT                                                           NUMBERED
  NUMBER                  DESCRIPTION OF EXHIBITS                    PAGES
  -------                 -----------------------                 ------------
  10(b)(1) --Revolving Credit and Guarantee Agreement, dated as of August 23, 1996, among Case Credit Corporation,
            and certain foreign Subsidiaries from time to time
            parties thereto, the Lenders parties thereto, the
            Co-Agents and Lead Managers named therein, and The
            Chase Manhattan Bank, as Administrative Agent
            (Filed as Exhibit 10(b) to the Company's Quarterly
            Report on Form 10-Q for the quarter ended September
            30, 1996, and incorporated herein by reference.)

  10(b)(2) --First Amendment, dated as of November 21, 1996, to the Revolving Credit and Guarantee Agreement dated as of August 23, 1996, among Case Credit
             Corporation, certain Foreign Subsidiary Borrowers from time to time parties thereto, the Lenders parties thereto, the Co-Agents and Lead Managers named therein, and The Chase Manhattan Bank, as Administrative Agent (Filed as Exhibit 10(b)(2) to the Company's Annual Report for the year ended
             December 31, 1996, and incorporated herein by reference).

  10(b)(3) --Second Amendment, dated as of August 25, 1997, to the Revolving Credit and Guarantee Agreement, dated as of August 23, 1996, among Case Credit
             Corporation, certain foreign Subsidiaries from time to time parties thereto, the Lenders parties thereto, the Co-Agents and Lead Managers named therein, and The Chase Manhattan Bank, as
             Administrative Agent (Filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

  10(c)(1) --Revolving Credit Agreement dated as of August 23,
             1996, among Case Credit Ltd., the Lenders parties thereto, Canadian Imperial Bank of Commerce, as Co-
             Agent, and The Bank of Nova Scotia, as
             Administrative Agent (Filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

  10(c)(2) --First Amendment, dated as of November 21, 1996, to the Revolving Credit Agreement dated as of August
             23, 1996, among Case Credit Ltd., the Lenders parties thereto, the Canadian Imperial Bank of Commerce, as Co-Agent, and The Bank of Nova Scotia, as Administrative Agent (Filed as Exhibit 10(c)(2) to the Company's Annual Report for the year ended
             December 31, 1996, and incorporated herein by reference).

  10(c)(3) --Second Amendment, dated as of August 25, 1997, to the Revolving Credit and Guarantee Agreement, dated as of August 23, 1996, among Case Credit Ltd., the
             Lenders parties thereto, Canadian Imperial Bank of
             Commerce, as Co-Agent and The Bank of Nova Scotia, as Administrative Agent (Filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

  10(d)(1) --Deed of Guarantee and Negative Pledge, dated
             October 17, 1997, executed by Case Credit
             Corporation pursuant to which Case Credit
             Corporation guarantees certain indebtedness of Case
             Credit Australia Pty Limited (Filed as Exhibit
             10(d) to the Company's Quarterly Report on Form 10-
             Q for the quarter ended September 30, 1997).

  10(d)(2) --Bill Facility Agreement, dated October 17, 1997, between Case Credit Australia Pty Limited, the lenders parties thereto, and National Australia
             Bank Limited, as Agent (Filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
   NUMBER                  DESCRIPTION OF EXHIBITS                    PAGES
  -------                  -----------------------                 ------------
  10(d)(3)  --Deed Poll, dated October 17, 1997, executed by
              Case Credit Australia Pty Limited, pursuant to
              which Case Credit Australia Pty Limited may from
              time to time issue medium term notes (Filed as
              Exhibit 10 (f) to the Company's Quarterly Report on
              Form 10-Q for the quarter ended on September 30,
              1997).

  10(e)(1)  --Liquidity Agreement dated as of June 23, 1994, among Case Equipment Loan Trust 1994-B, the Lenders named therein, the Co-Agents named therein, and Chemical Bank, as U.S. Administrative Agent (Filed as Exhibit 10(a)(3) to Registration Statement No.
              33-78148 and incorporated herein by reference).

  10(e)(2)  --Second Agreement and Consent, dated as of August
              28, 1996, among Case Equipment Loan Trust 1994-B, the Lenders parties thereto, the Co-Agents named therein and The Chase Manhattan Bank, as
              Administrative Agent, to the Liquidity Agreement, dated as of June 23, 1994, as previously amended, among Case Equipment Loan Trust 1994-B, the Lenders parties thereto, and The Chase Manhattan Bank, as Administrative Agent (Filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

  10(f)     --Rights Agreement between Case Corporation and
              First Chicago Trust Company of New York, dated as
              of December 8, 1995 (Filed as Exhibit 1 to the
              Company's Form 8-A filed December 18, 1995, and
              incorporated herein by reference).

  *10(g)(1) --Agreement dated March 20, 1997, between Jean-
              Pierre Rosso and Case Corporation (Filed as
              Exhibit 10(a) to the Company's Quarterly Report on
              Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference).

  *10(g)(2) --Restructuring Retention Agreement dated June 7,
              1993, between Case Corporation and Steven G. Lamb
              (Filed as Exhibit 10(c)(1) to the Company's
              Registration Statement No. 33-78148 and
              incorporated herein by reference).

  *10(g)(3) --Restructuring Retention Agreement dated June 2,
              1993, between Case Corporation and Richard M.
              Christman (Filed as Exhibit 10(c)(2) to the
              Company's Registration Statement No. 33-78148 and incorporated herein by reference).

  *10(g)(4) --Restructuring Retention Agreement dated June 1,
              1993, between Case Corporation and Theodore R.
              French (Filed as Exhibit 10(c)(3) to the Company's
              Registration Statement No. 33-78148 and
              incorporated herein by reference).

  *10(g)(5) --Agreement dated February 3, 1995, between Case
              Corporation and Richard S. Brennan. (Filed as
              Exhibit 10(h)(5) to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.)

  *10(g)(6) --Agreement Regarding Change in Control, dated April
              8, 1996, between Jean-Pierre Rosso and Case
              Corporation (Filed as Exhibit 10(b)(1) to the
              Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference).

  *10(g)(7) --Agreement Regarding Change in Control, dated April
              18, 1996, between Theodore R. French and Case
              Corporation (Filed as Exhibit 10(b)(1) to the
              Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference).

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
   NUMBER                  DESCRIPTION OF EXHIBITS                    PAGES
  -------                  -----------------------                 ------------
  *10(g)(8) --Agreement Regarding Change in Control, dated April
              8, 1996, between Steven G. Lamb and Case
              Corporation (Filed as Exhibit 10(b)(3) to the
              Company's Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1997, and incorporated
              herein by reference).

  *10(h)    --Case Corporation Equity Incentive Plan (Filed as
              Exhibit 10(i) to the Company's Annual Report for
              the year ended December 31, 1996, and incorporated
              herein by reference).

  *10(i)    --Case Corporation Deferred Compensation Plan.
              (Filed as Exhibit 10(j) to the Company's Annual
              Report on Form 10-K for the year ended December 31,
              1995, and incorporated herein by reference.)

  10(j)     --Employee Benefits and Compensation Allocation
              Agreement dated as of June 23, 1994, among Case
              Equipment Corporation, Case Corporation and Tenneco
              Inc. (Filed as Exhibit 10(f) to the Company's
              Registration Statement No. 33-82158 and
              incorporated herein by reference).

  10(k)     --Tax Sharing Agreement dated as of June 23, 1994,
              between Case Equipment Corporation and Tenneco Inc.
              (Filed as Exhibit 10(g) to the Company's
              Registration Statement No. 33-82158 and
              incorporated herein by reference).

  10(l)     --Receivables Servicing Agreement dated as of June
              23, 1994, between Case Credit Corporation and
              Tenneco Credit Corporation (Filed as Exhibit 10(h)
              to the Company's Registration Statement No. 33-
              82158 and incorporated herein by reference).

 **10(m)(1) --Restated Sponsors Agreement between Case
              Corporation and Cummins Engine Company, Inc., dated
              December 7, 1990, together with the Restated
              Partnership Agreement between Case Engine Holding
              Company, Inc. and Cummins Engine Holding Company,
              Inc., dated December 7, 1990 (Filed as Exhibit
              10(f) to Amendment No. 3 to the Company's
              Registration Statement No. 33-78148 and
              incorporated herein by reference).

 **10(m)(2) --Agreement, dated as of September 29, 1995, among
              Cummins Engine Company, Inc., Case Corporation,
              Cummins Engine Holding Company, Inc. and Case CDC
              Holdings, Inc. (Filed as Exhibit 10(d) to the
              Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference).

 **10(n)    --Amended and Restated Contract Manufacturing
              Agreement dated as of March 7, 1995, among Case
              Corporation, Link-Belt Construction Equipment
              Corporation and Sumitomo (S.H.I.) Construction
              Machinery Co., Ltd. (Filed as Exhibit 4(c) to the
              Company's Annual Report on Form 10-K for the year
              ended December 31, 1994, as amended on Form 10-K/A
              dated April 6, 1995, and incorporated herein by
              reference).

  10(o)     --Sponsors' Agreement dated as of October 21, 1987,
              by and between Hesston Corporation and J.I. Case
              Company (now Case Corporation), together with the
              General Partnership Agreement dated as of October
              21, 1987 by and between Hesston Ventures
              Corporation and Case Ventures Corporation (Filed
              as Exhibit 10(g) to Amendment No. 3 to the
              Company's Registration Statement No 33-78148 and
              incorporated herein by reference).

                                                                  SEQUENTIALLY
  EXHIBIT                                                           NUMBERED
  NUMBER                  DESCRIPTION OF EXHIBITS                    PAGES
  -------                 -----------------------                 ------------
  11       --Computation of Earnings Per Share of Common Stock.

  12       --Computation of Ratio of Earnings to Fixed Charges
             and Preferred Dividends.

  21       --Subsidiaries of Case Corporation.

  23       --The consent of Arthur Andersen LLP, Independent
             Public Accountants for Case Corporation (Milwaukee,
             Wisconsin).

--------
*  Management contract or compensatory plan or arrangement.
** Confidential information contained in this agreement has been omitted from this filing and has been filed separately with the Securities and Exchange Commission.