Form 10-Q
period 1998-03-31
CASE CORP
filed 1998-05-12
CIK 922321

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

  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

  Common Stock, par value $0.01 per share: 74,611,394 shares outstanding as of March 31, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Case Corporation and Consolidated Subsidiaries--
    Statements of Income..................................................   3
    Balance Sheets........................................................   4
    Statements of Cash Flows..............................................   5
    Statements of Changes in Stockholders' Equity.........................   6
    Notes to Financial Statements.........................................   7
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  10
Part II--Other Information
  Item 1. Legal Proceedings...............................................  15
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................  15
  Item 6. Exhibits and Reports on Form 8-K................................  15

--------
   * No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                     PART I
                             FINANCIAL INFORMATION

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                        CASE
                                      CONSOLIDATED   INDUSTRIAL    CASE CREDIT
                                      ------------- ------------- -------------
                                      THREE MONTHS  THREE MONTHS  THREE MONTHS
                                          ENDED         ENDED         ENDED
                                        MARCH 31,     MARCH 31,     MARCH 31,
                                      ------------- ------------- -------------
                                       1998   1997   1998   1997   1998   1997
                                      ------ ------ ------ ------ ------ ------
REVENUES:
  Net sales.......................... $1,312 $1,176 $1,312 $1,176 $   -- $   --
  Interest income and other..........     69     56      8     10     76     66
                                      ------ ------ ------ ------ ------ ------
                                       1,381  1,232  1,320  1,186     76     66
COSTS AND EXPENSES:
  Cost of goods sold.................  1,019    910  1,019    910     --     --
  Selling, general and
   administrative....................    146    134    152    145      9      8
  Research, development and
   engineering.......................     52     46     52     46     --     --
  Interest expense...................     47     39     18     18     29     22
  Other, net.........................     15      8      7      4      8      4
                                      ------ ------ ------ ------ ------ ------
Income before taxes..................    102     95     72     63     30     32
Income tax provision.................     33     31     22     21     11     10
                                      ------ ------ ------ ------ ------ ------
                                          69     64     50     42     19     22
Equity in income--Case Credit........     --     --     19     22     --     --
                                      ------ ------ ------ ------ ------ ------
Net income........................... $   69 $   64 $   69 $   64 $   19 $   22
                                      ====== ====== ====== ====== ====== ======
Preferred stock dividends............      2      2
                                      ------ ------
Net income to common................. $   67 $   62
                                      ====== ======
PER SHARE DATA:
  Basic earnings per share of common
   stock............................. $ 0.91 $ 0.85
                                      ====== ======
  Diluted earnings per share of
   common stock...................... $ 0.88 $ 0.82
                                      ====== ======


  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.
   Reference is made to Note 1 for definitions of "Case Industrial" and "Case
                                    Credit."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

    CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1998, AND DECEMBER 31, 1997
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                              CONSOLIDATED         CASE INDUSTRIAL          CASE CREDIT
                         ---------------------- ---------------------- ----------------------
                         MARCH 31, DECEMBER 31, MARCH 31, DECEMBER 31, MARCH 31, DECEMBER 31,
         ASSETS            1998        1997       1998        1997       1998        1997
         ------          --------- ------------ --------- ------------ --------- ------------
CURRENT ASSETS:
 Cash and cash
  equivalents...........  $  152      $  252     $  125      $  185     $   27      $   67
 Accounts and notes
  receivable............   2,362       2,053      1,770       1,459        661         705
 Inventories............   1,251       1,064      1,251       1,064         --          --
 Deferred income taxes..     190         191        174         175         16          16
 Prepayments and other..      51          40         49          40          2          --
                          ------      ------     ------      ------     ------      ------
   TOTAL CURRENT ASSETS
    ....................   4,006       3,600      3,369       2,923        706         788
                          ------      ------     ------      ------     ------      ------
Long-Term Receivables...   1,535       1,605        194         252      1,328       1,340
OTHER ASSETS:
 Investments in joint
  ventures..............      82          82         66          66         16          16
 Investment in Case
  Credit................      --          --        378         357         --          --
 Goodwill and
  intangibles...........     313         319        313         319         --          --
 Other..................     461         376        175         173        300         215
                          ------      ------     ------      ------     ------      ------
   TOTAL OTHER ASSETS...     856         777        932         915        316         231
                          ------      ------     ------      ------     ------      ------
Property, Plant and
 Equipment, at cost.....   1,982       1,987      1,978       1,983          4           4
Accumulated
 depreciation...........    (991)       (988)      (990)       (987)        (1)         (1)
                          ------      ------     ------      ------     ------      ------
   NET PROPERTY, PLANT
    AND EQUIPMENT.......     991         999        988         996          3           3
                          ------      ------     ------      ------     ------      ------
   TOTAL................  $7,388      $6,981     $5,483      $5,086     $2,353      $2,362
                          ======      ======     ======      ======     ======      ======
 LIABILITIES AND EQUITY
 ----------------------
CURRENT LIABILITIES:
 Current maturities of
  long-term debt........  $    8      $    8     $    8      $    8     $   --      $   --
 Short-term debt........   1,410       1,326        526         179        884       1,147
 Accounts payable.......     731         708        769         753         32          27
 Other accrued
  liabilities...........     786         828        769         799         17          67
                          ------      ------     ------      ------     ------      ------
   TOTAL CURRENT
    LIABILITIES.........   2,935       2,870      2,072       1,739        933       1,241
                          ------      ------     ------      ------     ------      ------
Long-Term Debt..........   1,681       1,404        667         669      1,014         735
OTHER LIABILITIES:
 Pension benefits.......     106         109        106         109         --          --
 Other postretirement
  benefits..............     144         137        144         137         --          --
 Other postemployment
  benefits..............      38          38         38          38         --          --
 Other..................     153         147        127         120         26          27
                          ------      ------     ------      ------     ------      ------
   TOTAL OTHER
    LIABILITIES.........     441         431        415         404         26          27
                          ------      ------     ------      ------     ------      ------
Commitments and
 Contingencies (Note 6)
Minority Interest.......       4           2          2          --          2           2
Preferred Stock with
 Mandatory Redemption
 Provisions.............      77          77         77          77         --          --
STOCKHOLDERS' EQUITY:
 Common Stock, $0.01
  par value; authorized
  200,000,000 shares,
  issued 76,705,239,
  outstanding,
  74,611,394............       1           1          1           1         --          --
 Paid-in capital........   1,363       1,334      1,363       1,334        244         244
 Cumulative translation
  adjustment............    (101)        (94)      (101)        (94)       (14)        (16)
 Unearned compensation
  on restricted stock...     (19)        (14)       (19)        (14)        --          --
 Pension liability
  adjustment............      (8)         (8)        (8)         (8)        --          --
 Retained earnings......   1,138       1,074      1,138       1,074        148         129
 Treasury stock,
  2,093,845 shares, at
  cost..................    (124)        (96)      (124)        (96)        --          --
                          ------      ------     ------      ------     ------      ------
   TOTAL STOCKHOLDERS'
    EQUITY..............   2,250       2,197      2,250       2,197        378         357
                          ------      ------     ------      ------     ------      ------
   TOTAL................  $7,388      $6,981     $5,483      $5,086     $2,353      $2,362
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

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (IN MILLIONS)
                                  (UNAUDITED)

                             CONSOLIDATED    CASE INDUSTRIAL    CASE CREDIT
                             --------------  ----------------  --------------
                             THREE MONTHS                      THREE MONTHS
                                 ENDED        THREE MONTHS         ENDED
                               MARCH 31,     ENDED MARCH 31,     MARCH 31,
                             --------------  ----------------  --------------
                              1998    1997    1998     1997     1998    1997
                             ------  ------  -------  -------  ------  ------
OPERATING ACTIVITIES:
 Net income................  $   69  $   64  $    69  $    64  $   19  $   22
 Adjustments to reconcile
  net income to net cash
  provided
  (used) by operating
  activities:
   Depreciation and
    amortization...........      43      40       34       35       9       5
   Deferred income tax
    expense (benefit)......       4      10        4       12      --      (2)
   (Gain) loss on disposal
    of fixed assets........      --      (2)      --       (2)     --      --
   Cash paid for
    restructuring..........     (10)    (24)     (10)     (24)     --      --
   Undistributed (earnings)
    loss of unconsolidated
    subsidiaries...........       2      (7)     (18)     (29)     --      --
   Changes in components of
    working capital:
     (Increase) decrease in
      receivables..........    (324)   (173)    (326)     (99)     44    (105)
     (Increase) decrease in
      inventories..........    (195)   (229)    (195)    (229)     --      --
     (Increase) decrease in
      prepayments and other
      current assets.......      (9)     10       (7)      11      (2)     (1)
     Increase (decrease) in
      payables.............      74      47       29       85       5      (8)
     Increase (decrease) in
      accrued liabilities..     (69)    (39)     (19)     (38)    (50)     (1)
   (Increase) decrease in
    long-term receivables..      70     166       61      132      12      31
   Increase (decrease) in
    other liabilities......      15       5       15        5      --      --
   Other, net..............     (59)    (17)      (6)      (3)    (57)    (10)
                             ------  ------  -------  -------  ------  ------
      NET CASH PROVIDED
       (USED) BY OPERATING
       ACTIVITIES..........    (389)   (149)    (369)     (80)    (20)    (69)
                             ------  ------  -------  -------  ------  ------
INVESTING ACTIVITIES:
 Proceeds from sale of
  businesses and assets....       1       7        1        7      --      --
 Expenditures for property,
  plant and equipment......     (24)    (18)     (24)     (17)     --      (1)
 Expenditures for equipment
  on operating leases......     (36)    (14)      --       --     (36)    (14)
 Acquisitions and
  investments..............      --      (8)      --       (8)     --      --
                             ------  ------  -------  -------  ------  ------
      NET CASH PROVIDED
       (USED) BY INVESTING
       ACTIVITIES..........     (59)    (33)     (23)     (18)    (36)    (15)
                             ------  ------  -------  -------  ------  ------
FINANCING ACTIVITIES:
 Proceeds from issuance of
  long-term debt...........     279      --       --       --     279      --
 Payment of long-term debt.      (2)     (2)      (2)      (2)     --      --
 Net increase (decrease) in
  short-term debt and
  revolving credit
  facilities...............      83     163      346       81    (263)     82
 Capital contributions.....      --      --       --      (20)     --      20
 Proceeds from issuance of
  common stock.............      27      13       27       13      --      --
 Repurchases of common
  stock....................     (27)     --      (27)      --      --      --
 Dividends paid (common and
  preferred)...............      (6)     (5)      (6)      (5)     --      --
 Other, net................      (6)      2       (6)       2      --      --
                             ------  ------  -------  -------  ------  ------
      NET CASH PROVIDED
       (USED) BY FINANCING
       ACTIVITIES..........     348     171      332       69      16     102
                             ------  ------  -------  -------  ------  ------
Effect of foreign exchange
 rate changes on cash and
 cash equivalents..........      --      (1)      --       (1)     --      --
                             ------  ------  -------  -------  ------  ------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS......  $ (100) $  (12) $   (60) $   (30) $  (40) $   18
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD.......     252     116      185       99      67      17
                             ------  ------  -------  -------  ------  ------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD.............  $  152  $  104  $   125  $    69  $   27  $   35
                             ======  ======  =======  =======  ======  ======
CASH PAID DURING THE PERIOD
 FOR INTEREST..............  $   65  $   54  $    28  $    28  $   37  $   26
                             ======  ======  =======  =======  ======  ======
CASH PAID DURING THE PERIOD
 FOR TAXES.................  $   41  $   31  $    27  $    28  $   14  $    3
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

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                         CUMULATIVE                PENSION
                          COMMON PAID-IN TRANSLATION   UNEARNED   LIABILITY  RETAINED TREASURY
                          STOCK  CAPITAL ADJUSTMENT  COMPENSATION ADJUSTMENT EARNINGS  STOCK   TOTAL
                          ------ ------- ----------- ------------ ---------- -------- -------- ------
BALANCE, DECEMBER 31,
 1996...................   $ 1   $1,238     $ (14)       $ (9)       $(4)     $  693   $  (1)  $1,904
 Net income.............    --       --        --          --         --         403      --      403
 Dividends declared.....    --       --        --          --         --         (22)     --      (22)
 Translation adjustment.    --       --       (80)         --         --          --      --      (80)
 Capital contributions
  on stock issuance.....    --       84        --          --         --          --      --       84
 Recognition of
  compensation on
  restricted stock......    --       --        --           6         --          --      --        6
 Issuance of restricted
  stock, net of
  forfeitures...........    --       12        --         (11)        --          --      (1)      --
 Pension liability
  adjustment............    --       --        --          --         (4)         --      --       (4)
 Acquisition of treasury
  stock.................    --       --        --          --         --          --     (94)     (94)
                           ---   ------     -----        ----        ---      ------   -----   ------
BALANCE, DECEMBER 31,
 1997...................     1    1,334       (94)        (14)        (8)      1,074     (96)   2,197
 Net income.............    --       --        --          --         --          69      --       69
 Dividends declared.....    --       --        --          --         --          (5)     --       (5)
 Translation adjustment.    --       --        (7)         --         --          --      --       (7)
 Capital contributions
  on stock issuance.....    --       21        --          --         --          --      --       21
 Recognition of
  compensation on
  restricted stock......    --       --        --           2         --          --      --        2
 Issuance of restricted
  stock, net of
  forfeitures...........    --        8        --          (7)        --          --      (1)      --
 Acquisition of treasury
  stock.................    --       --        --          --         --          --     (27)     (27)
                           ---   ------     -----        ----        ---      ------   -----   ------
BALANCE MARCH 31, 1998..   $ 1   $1,363     $(101)       $(19)       $(8)     $1,138   $(124)  $2,250
                           ===   ======     =====        ====        ===      ======   =====   ======


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

  In the opinion of management, the accompanying unaudited financial statements of Case Corporation and Consolidated Subsidiaries contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of March 31, 1998, and the results of operations, changes in stockholders' equity and cash flows for the periods indicated. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K. Interim financial results are not necessarily indicative of operating results for an entire year.

  Certain reclassifications have been made to conform the prior years' financial statements to the 1998 presentation.

(2) ACCOUNTING PRONOUNCEMENTS

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income include net income and all other non-owner changes in equity. SFAS No. 130 requires that an enterprise classify items of comprehensive income by their nature in a financial statement for the period in which they are recognized. For interim reporting, the Company has chosen to disclose comprehensive income in the Notes to the Financial Statements. See Note 8, "Comprehensive Income."

  Effective January 1, 1998, the Company adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company's accounting for costs of computer software developed or obtained for internal use is consistent with the guidelines established in the SOP and, as a result, the adoption of this statement had no material effect on the Company's financial position or results of operations.

  Case will adopt SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," effective January 1, 1999. Adoption of this statement will have no material effect on the Company's financial position or results of operations.

(3) INVENTORIES

  Inventories are stated at the lower of cost or market, generally using the first-in, first-out (FIFO) method. Inventory cost includes material, labor and overhead.

  Inventories consist of the following (in millions):

                                                          MARCH 31, DECEMBER 31,
                                                            1998        1997
                                                          --------- ------------
      Raw materials......................................  $  252      $  207
      Work-in-process....................................     138         135
      Finished goods.....................................     861         722
                                                           ------      ------
          Total inventories..............................  $1,251      $1,064
                                                           ======      ======

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4) ASSET-BACKED SECURITIZATIONS

  During the first quarter of 1998, limited-purpose business trusts organized by Case Credit issued $614 million of asset-backed securities to outside investors. As of March 31, 1998, Case Credit has sold $439 million of retail notes to the trusts in connection with these issuances. The Company will sell the remaining retail notes to the trusts as receivables are generated. During the first quarter of 1997, limited-purpose business trusts organized by Case Credit issued $830 million of asset-backed securities to outside investors, of which $180 million was issued pursuant to a private Canadian placement. As of March 31, 1997, Case Credit had sold $502 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. The proceeds from the sale of retail notes were used to repay outstanding debt and to finance additional receivables.

(5) INCOME TAXES

  On a consolidated basis, the Company's first quarter effective income tax rate of 32% for 1998 was lower than the U.S. statutory tax rate of 35%, primarily due to reductions in the tax valuation reserves in certain foreign jurisdictions, research and development tax credits and recognition of tax benefits from the Company's foreign sales corporation, partially offset by state income taxes. In the first quarter of 1997, the effective income tax rate of 33% was lower than the U.S. statutory tax rate primarily due to reductions in the tax valuation reserves in certain foreign jurisdictions, research and development tax credits, and recognition of tax benefits from the Company's foreign sales corporation, partially offset by state income taxes and foreign income taxed at different rates.

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

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

 Other

  Case is the subject of various other legal claims arising from its operations, including product warranty, dealer disputes, worker's compensation and employment matters. Management is of the opinion that the resolution of these claims, individually and in the aggregate, will not have a material adverse effect on Case's financial position or results of operations.

(7) EARNINGS PER SHARE OF COMMON STOCK

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           -------------------
                                                             1998      1997
                                                           --------- ---------
Earnings per average share of Common Stock (shares in
 millions):
Basic
  Net earnings per share of common stock.................. $    0.91 $    0.85
                                                           ========= =========
  Weighted-average shares outstanding.....................      73.9      73.4
Diluted
  Net earnings per share of common stock.................. $    0.88 $    0.82
                                                           ========= =========
  Weighted-average shares outstanding, assuming full
   dilution...............................................      78.5      78.5

(8) COMPREHENSIVE INCOME

  Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The components of comprehensive income for the three months ended March 31, 1998 and 1997, are as follows (in millions):


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ---------------------
                                                           1998        1997
                                                         ---------   ---------
      Net income........................................ $      69   $      64
      Pension liability adjustment, net of taxes........        --          --
      Translation adjustment, net of taxes..............        (7)        (34)
                                                         ---------   ---------
      Comprehensive income.............................. $      62   $      30
                                                         =========   =========

(9) OTHER MATTERS

  The Company's 38-month contract with the United Automobile, Aerospace and Agricultural Implement Workers of America (the "UAW") expired on March 29, 1998. Case and the UAW reached a tentative long-term agreement, pending ratification by union members, on April 23, 1998. On April 30, 1998, the UAW-represented employees rejected the tentative agreement with the Company. Currently, no new contract talks have been scheduled. Production is continuing at each of Case's UAW-represented facilities.

  The Company is unable to predict the timing of concluding the contract negotiations and any future earnings impact pending the ratification of a new UAW contract.

  The UAW represents approximately 3,300 Case employees at facilities in Burlington, Iowa; East Moline, Illinois; Burr Ridge, Illinois; Racine, Wisconsin, and St. Paul, Minnesota.

(10) SUBSEQUENT EVENTS

  On April 30, 1998, the Company acquired certain assets of the Tyler Industries division ("Tyler") of IBOCO, Inc., a privately owned company. Tyler, with operations in Benson, Minnesota, designs, manufactures and distributes a complete line of chemical and fertilizer sprayers and applicators. In 1997, Tyler reported sales of approximately $66 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF RESULTS OF OPERATIONS

 First Quarter 1998 vs. First Quarter 1997

EARNINGS

  The Company recorded net income of $69 million for the first quarter of 1998, up 8% or $5 million over net income of $64 million for the first quarter of 1997. Diluted earnings per share for the first quarter of 1998 was $.88 per share as compared to $.82 per share in the same quarter of 1997, primarily reflecting the year-over-year increase in net income.

  The Company's industrial operations recorded income, before equity income of Case Credit, of $50 million in the first quarter of 1998 versus $42 million in the first quarter of 1997. On a pretax basis, the Company's industrial operations recorded earnings of $72 million in the first quarter of 1998 as compared to $63 million in the comparable period last year. The industrial effective income tax rate decreased from 33% in the first quarter of 1997 to 31% in the first quarter of 1998, primarily due to research and development tax credits, recognition of tax benefits from the Company's foreign sales corporation and reductions in the tax valuation reserves in certain foreign jurisdictions, partially offset by state income taxes. Case Credit recorded $19 million in net income for the first quarter of 1998, $3 million less than net income of $22 million in the first quarter of 1997.

  Case's operating earnings for the first quarter of 1998 were $109 million versus $103 million for the same period in 1997. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles and extraordinary items, including the income of Case Credit on an equity basis. The year-over-year increase in operating earnings reflects higher volumes and pricing, along with contributions from the Company's ongoing cost-reduction initiatives. Operating earnings were constrained by unfavorable exchange rates, driven principally by currency depreciation in Australia, as well as costs related to the planned launch of several key products in the second half of 1998.

  A reconciliation of the Company's industrial net income to operating earnings is as follows (in millions):

                                                                        CASE
                                                                     INDUSTRIAL
                                                                        THREE
                                                                       MONTHS
                                                                        ENDED
                                                                      MARCH 31,
                                                                     -----------
                                                                     1998  1997
                                                                     ----- -----
      Net income.................................................... $  69 $  64
      Income tax provision..........................................    22    21
      Interest expense..............................................    18    18
                                                                     ----- -----
          Operating earnings........................................ $ 109 $ 103
                                                                     ===== =====

REVENUES

  On a consolidated basis, worldwide revenues increased $149 million or 12% in the first quarter of 1998 to $1,381 million. Net sales of equipment and parts increased $136 million or 12% to $1,312 million. The increase in net sales consists primarily of a 12% volume increase and a 2% improvement in price realization, partially offset by a 2% deterioration resulting from the impact of foreign exchange. Net sales in the first quarter of 1998 increased in North America and Europe, with year-over-year increases of 18% and 3%, respectively. Net sales in the Company's Latin American region increased 52% as compared to the prior year. Net sales in the Asia Pacific region were down 21% versus the prior year as unfavorable economic conditions continued in this region during the first quarter of 1998. Worldwide, net sales of agricultural equipment increased 15% over the comparable period in 1997, while first quarter net sales of construction equipment increased 14% over the same period in 1997.

NET SALES

  Worldwide net sales of agricultural equipment increased 15% in the first quarter of 1998 as compared to the first quarter of 1997. The increase in sales of agricultural equipment in North America was driven by increases in sales of combines and tractors, partially offset by decreased sales of cotton pickers. In Europe, the Company experienced lower year-over-year first quarter sales of MAGNUM(TM) (120-plus horsepower) tractors and mid-horsepower tractors, partially offset by increased sales of combines and implements. This reflects the impact of weaker European markets, particularly in the United Kingdom, and restricted availability of newly launched models of the Company's CX tractor line. In the Company's Asia Pacific region, the decrease in agricultural sales resulted from lower sales of sugar cane harvesters, MAGNUM(TM) tractors and cotton pickers, partially offset by increased sales of combines. In the Company's Latin American region, the Company experienced increases in sales of cotton pickers and tractors as compared to the prior year.

  Worldwide net sales of construction equipment increased 14% in the first quarter of 1998 as compared to the first quarter of 1997. In North America, first quarter sales of construction equipment increased as a result of increased sales of excavators, skid steers and wheel loaders, partially offset by lower sales of loader/backhoes. The increase in net sales of construction equipment in Europe primarily reflects increased sales of excavators and wheel loaders. In the Company's Asia Pacific region, sales of construction equipment were impacted by lower sales of loader/backhoes, crawlers and wheel loaders, as unfavorable economic conditions in this region continued during the first quarter of 1998. In the Company's Latin American region, increased sales of construction equipment reflects increased sales of wheel loaders, loader/backhoes, skid steers and crawlers, partially offset by lower sales of excavators.

COSTS AND EXPENSES

  Cost of goods sold for the industrial operations increased $109 million to $1,019 million in the first quarter of 1998 as compared to the same quarter in 1997. The increase was primarily due to the sales volume increase, with cost of goods sold as a percentage of net sales increasing to 77.7% as compared to 77.4% in the first quarter of 1997. This increase as a percentage of net sales reflects changes in geographic and product line sales mix, and the impact of foreign currency, partially offset by pricing actions and cost improvement initiatives.

  Selling, general and administrative expenses for the industrial operations increased $7 million to $152 million in the first quarter of 1998 as compared to $145 million in the first quarter of 1997. As a percentage of net sales, selling, general and administrative expenses for the first quarter of 1998 decreased to 11.6% from 12.3% in the first quarter of 1997. This year-over-year decrease as a percentage of net sales reflects the impact of the Company's ongoing cost reduction initiatives, including lower retail selling expenses, the impact of foreign exchange, and reductions in selling expenses related to low rate and other sales financing programs. Case Industrial makes payment to Case Credit in an amount equal to the difference between the rate actually paid by retail customers and the rate charged by Case Credit. These payments are included in selling, general and administrative expenses of Case Industrial and are eliminated to arrive at consolidated selling, general and administrative expenses.

  Research, development and engineering expenses increased to $52 million in the first quarter of 1998 as compared to $46 million in the first quarter of 1997, primarily due to expenditures for new product development.

  Interest expense for Case's industrial operations was $18 million in both the first quarters of 1998 and 1997.

  The consolidated effective income tax rate for the first quarter of 1998 was 32% as compared to 33% in the first quarter of 1997. The 1998 effective income tax rate was lower than the U.S. statutory rate of 35% primarily due to reductions in the tax valuation reserves in certain foreign jurisdictions, research and development tax credits, and recognition of tax benefits from the Company's foreign sales corporation, partially offset by state income taxes. In the first quarter of 1997, the effective tax rate was lower than the U.S. statutory tax rate primarily due to reductions in the tax valuation reserves in certain foreign jurisdictions, research and development tax credits, and recognition of tax benefits from the Company's foreign sales corporation, partially offset by state income taxes and foreign income taxed at different rates.

CREDIT OPERATIONS

  Net income for the first quarter of 1998 was $19 million as compared to $22 million for the first quarter of 1997. The $3 million decrease in quarter-over-quarter net income is primarily due to lower securitization and servicing fee income, and reduced income from Case Corporation marketing programs, as well as increased depreciation of equipment on operating leases and increased interest expense due to higher average on-book receivables. These decreases were partially offset by higher earnings as a result of increased levels of on-balance-sheet receivables, including higher lease income from operating leases.

  Case Credit reported total revenues of $76 million for the first quarter of 1998 and $66 million for the first quarter of 1997. Finance income earned on retail notes and finance leases increased to $30 million in the first three months of 1998 as compared to $22 million for the same period in 1997, primarily due to increased levels of on-balance-sheet receivables. In addition, operating lease income increased $5 million to a total of $11 million for the first quarter of 1998, reflecting the growth in Case Credit's operating lease portfolio. These revenue increases were partially offset by reduced revenues from Case Corporation marketing programs and lower securitizations and servicing fee income.

  Interest expense for the first three months of 1998 was $29 million, up $7 million from the $22 million reported in the first three months of 1997. The increase in interest expense resulted from higher average debt levels during the first quarter of 1998 as compared to the first quarter of 1997, primarily due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases.

  Operating expenses increased $5 million to a total of $17 million in the first quarter of 1998 as compared to the first quarter of 1997. This increase primarily resulted from higher year-over-year depreciation expense for equipment on operating leases relating to the Company's larger operating lease portfolio, as well as higher operating expenses in support of Case Credit's growth initiatives.

  During the first quarter of 1998, Case Credit's serviced portfolio of receivables increased 18% over the same time last year to a record $5.3 billion. Growth in the quarter resulted from Case Credit's focus on new markets and new products, including retail financing through Case Credit's European joint venture, Case Credit Europe S.A.S. Gross receivables acquired in the first three months of 1998 increased 35% for a total of $887 million versus the same period in 1997. During the first quarter of 1998, limited-purpose business trusts organized by Case Credit issued $614 million of asset-backed securities to outside investors. As of March 31, 1998, Case Credit had sold $439 million of retail notes to the trusts in connection with these issuances. Case Credit will sell the remaining retail notes to the trusts as receivables are generated. During the first quarter of 1997, Case Credit issued $830 million of asset-backed securities to outside investors, of which $180 million was issued pursuant to a private Canadian placement. As of March 31, 1997, Case Credit had sold $502 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. The proceeds from the sale of the retail notes were used to repay outstanding debt and to finance additional receivables.

LIQUIDITY AND CAPITAL RESOURCES

  The discussion of liquidity and capital resources focuses on the balance sheets and statements of cash flows. The Company's operations are capital intensive and subject to seasonal variations in financing requirements for dealer receivables and inventories. Whenever necessary, funds provided from operations are supplemented from external sources.

  In the first quarter of 1998, cash used by operating activities was $389 million. Cash used by the industrial operations was $369 million. Cash used by the industrial operations primarily resulted from increased levels of wholesale receivables and inventory, reflecting higher levels of actual and projected sales volumes, as well as the Company's seasonal build-up of inventory for traditionally strong second quarter shipments. Cash used by operating activities was $149 million in the first quarter of 1997. This use of cash was primarily due to increased inventories, partially offset by net income and depreciation and amortization.

  During the first quarter of 1998, cash used by investing activities was $59 million as compared to $33 million during the first quarter of 1997. Case invested $24 million and $18 million in property, plant and equipment during the first quarter of 1998 and 1997, respectively. Cash used by Case Credit included $36 million and $14 million for the purchase of equipment on operating leases during the first quarter of 1998 and 1997, respectively.

  Net cash provided by financing activities was $348 million for the first quarter of 1998, primarily due to the issuance of $279 million of medium-term notes by Case Credit, as well as a net increase under the Company's short-term debt facilities to fund seasonal inventory builds. During the quarter, Case Credit issued an aggregate of $279 million of medium-term notes pursuant to a shelf registration filed with the Securities and Exchange Commission in September 1997. The net proceeds from the medium-term note issuances will be used to fund Case Credit's growth initiatives and for other corporate purposes, including the repayment of indebtedness. During the first quarter of 1997, net cash provided by financing activities was $171 million, primarily due to increases under the Company's short-term debt and revolving credit facilities to fund seasonal inventory builds and Case Credit's growing receivable portfolio.

  Total debt at March 31, 1998, was $3,099 million, $1,898 million of which related to Case Credit. The consolidated debt to capitalization ratio, defined as total debt divided by the sum of total debt, stockholders' equity and preferred stock with mandatory redemption provisions, was 57.1% at March 31, 1998, and the Company's industrial debt to capitalization ratio was 34%. The consolidated and industrial ratios at December 31, 1997, were 54.6% and 27.3%, respectively.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

  The Company has various sources of future liquidity including asset-backed securitization markets, public debt offerings and other available lines of credit.

  On April 30, 1998, the Company acquired certain assets of the Tyler Industries division ("Tyler") of IBOCO, Inc., a privately owned company. The acquisition of Tyler, a designer, manufacturer and distributor of a complete line of chemical and fertilizer sprayers and applicators, strengthens Case's equipment line for large-scale production agriculture and provides another application for Case's Advanced Farming Systems. Tyler, with operations in Benson, Minnesota, had sales of approximately $66 million in 1997.

  On May 14, 1997, the Company's Board of Directors authorized the purchase from time to time of up to four million shares of the Company's Common Stock. The purchase of Case Common Stock under this program is at the Company's discretion, subject to prevailing financial and market conditions. During the first quarter of 1998, the Company repurchased 469,000 shares of its common stock, bringing the total number of shares purchased under this program to approximately two million.

OUTLOOK

  Solid economic indicators continue to support the worldwide markets for Case's agricultural and construction equipment.

  Long-term agricultural fundamentals remain positive due to increasing world population and the trend toward greater consumption of protein-rich food in developing countries. Global commodity prices have dropped somewhat; however, below-average carryover stocks continue to provide price support. In North America, land values are increasing, farmers' balance sheets are strong, and interest rates remain low. These factors are expected to keep North America's agricultural equipment industry near last year's record levels.

  In Western Europe, the agricultural industry is expected to be weak, particularly in the lower horsepower tractor market. However, this weakness should be offset by further growth in Central Asian and Eastern European countries, especially in large tractors and combines. The continued strengthening of farm economies in Brazil and Argentina should result in further growth in the farm equipment industry in Latin America.

  The construction equipment market outlook varies in different regions of the world. In North America, strong housing starts, low interest rates and solid construction employment levels should result in a strong construction equipment industry consistent with last year's levels. In Western Europe, general market conditions are very supportive, with particular improvement in France. The Latin American construction equipment market is expected to further strengthen due to rebounding economic conditions, improving gross domestic product and higher infrastructure investment.

  Both the agricultural and construction equipment markets in the Asia Pacific region remain depressed as unfavorable economic conditions continue in that part of the world.

  The information included in the "Outlook" section represents forward-looking statements and involves risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The Company's outlook is predominantly based on its interpretation of what it considers key economic assumptions. Crop production and commodity prices are strongly affected by weather and can fluctuate significantly. Housing starts and other construction activity are sensitive to interest rates and government spending. Some of the other significant factors for the Company include general economic and capital market conditions, the cyclical nature of its business, foreign currency movements, the Company's access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), changes in environmental laws, and employee and labor relations. Further information concerning factors that could significantly impact expected results is included in the following sections of the Company's Form 10-K Annual Report for 1997, as filed with the Securities and Exchange
Commission: Business--Employees, Business--Environmental Matters, Business-- Significant International Operations, Business--Seasonality and Production Schedules, Business--Competition, Legal Proceedings, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

DERIVATIVES

  The Company uses derivative financial instruments to manage its foreign currency and interest rate exposures. Case does not hold or issue financial instruments for trading purposes. For information regarding Case's foreign currency and interest rate risk management, reference is made to Item 7 and
Note 11 to the Case Financial Statements in the Company's 1997 Annual Report on Form 10-K. There has been no material change in the Company's market risk exposures that affect the quantitative and qualitative disclosures as presented as of December 31, 1997.

OTHER MATTERS

  The Company's 38-month contract with the United Automobile, Aerospace and Agricultural Implement Workers of America (the "UAW") expired on March 29, 1998. Case and the UAW reached a tentative long-term agreement, pending ratification by union members, on April 23, 1998. On April 30, 1998, the UAW-represented employees rejected the tentative agreement with the Company. Currently, no new contract talks have been scheduled. Production is continuing at each of Case's UAW-represented facilities.

  The Company is unable to predict the timing of concluding the contract negotiations and any future earnings impact pending the ratification of a new UAW contract.

  The UAW represents approximately 3,300 Case employees at facilities in Burlington, Iowa; East Moline, Illinois; Burr Ridge, Illinois; Racine, Wisconsin, and St. Paul, Minnesota.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  For a description of legal proceedings to which the Company is party, see footnote 6 to the Case financial statements included in this Form 10-Q.

ITEM 5. OTHER INFORMATION

  Ronald E. Goldsberry, Ph.D., Vice President and General Manager, Global Ford Customer Service Operations, Ford Motor Company, has been nominated to serve as a new member of the Company's Board of Directors. Dr. Goldsberry will stand for election at the Company's annual meeting of stockholders on May 13, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

  A list of the exhibits included as part of this Form 10-Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

  (b) Reports on Form 8-K.

  The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                    Case Corporation

                                            /s/ Theodore R. French
                                    By ________________________________________
                                                Theodore R. French
                                      President, Financial Services, and Chief
                                       Financial Officer (Principal Financial
                                        Officer and authorized signatory for
                                                  Case Corporation)

Date: May 12, 1998

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