Form 10-Q
period 1998-06-30
CASE CORP
filed 1998-08-13
CIK 922321

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

  Common Stock, par value $0.01 per share: 74,444,695 shares outstanding as of June 30, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Case Corporation and Consolidated Subsidiaries--
    Statements of Income..................................................   3
    Balance Sheets........................................................   5
    Statements of Cash Flows..............................................   6
    Statements of Changes in Stockholders' Equity.........................   7
    Notes to Financial Statements.........................................   8
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  12
Part II--Other Information
  Item 1. Legal Proceedings...............................................  19
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............  19
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  19

--------
   *No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                     PART I
                             FINANCIAL INFORMATION

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            CONSOLIDATED
                                                     ---------------------------
                                                     THREE MONTHS   SIX MONTHS
                                                      ENDED JUNE    ENDED JUNE
                                                          30,           30,
                                                     ------------- -------------
                                                      1998   1997   1998   1997
                                                     ------ ------ ------ ------
Revenues:
  Net sales......................................... $1,672 $1,547 $2,984 $2,723
  Interest income and other.........................     62     54    131    110
                                                     ------ ------ ------ ------
                                                      1,734  1,601  3,115  2,833
Costs and Expenses:
  Cost of goods sold................................  1,274  1,153  2,293  2,063
  Selling, general and administrative...............    155    143    301    277
  Research, development and engineering.............     57     46    109     92
  Interest expense..................................     57     40    104     79
  Other, net........................................      9     17     24     25
                                                     ------ ------ ------ ------
Income before taxes.................................    182    202    284    297
Income tax provision................................     56     64     89     95
                                                     ------ ------ ------ ------
                                                        126    138    195    202
Equity in income--Case Credit.......................    --     --     --     --
                                                     ------ ------ ------ ------
Net income.......................................... $  126 $  138 $  195 $  202
                                                     ====== ====== ====== ======
Preferred stock dividends...........................      1      1      3      3
                                                     ------ ------ ------ ------
Net income to common................................ $  125 $  137 $  192 $  199
                                                     ====== ====== ====== ======
Per share data:
  Basic earnings per share of common stock.......... $ 1.68 $ 1.86 $ 2.59 $ 2.70
                                                     ====== ====== ====== ======
  Diluted earnings per share of common stock........ $ 1.61 $ 1.75 $ 2.48 $ 2.57
                                                     ====== ====== ====== ======

  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.
   Reference is made to Note 1 for definitions of "Case Industrial" and "Case
                                    Credit."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                               CASE INDUSTRIAL               CASE CREDIT
                         ---------------------------- -------------------------
                         THREE MONTHS    SIX MONTHS   THREE MONTHS  SIX MONTHS
                             ENDED          ENDED         ENDED        ENDED
                           JUNE 30,       JUNE 30,      JUNE 30,     JUNE 30,
                         -------------- ------------- ------------- -----------
                          1998    1997   1998   1997   1998   1997  1998  1997
                         ------  ------ ------ ------ ------ ------ ----- -----
Revenues:
  Net sales............. $1,672  $1,547 $2,984 $2,723 $   -- $   -- $  -- $  --
  Interest income and
   other................      8       8     16     18     80     60   156   126
                         ------  ------ ------ ------ ------ ------ ----- -----
                          1,680   1,555  3,000  2,741     80     60   156   126
Costs and Expenses:
  Costs of goods sold...  1,274   1,153  2,293  2,063     --     --    --    --
  Selling, general and
   administrative.......    169     151    321    296     12      7    21    15
  Research, development
   and engineering......     57      46    109     92     --     --    --    --
  Interest expense......     26      17     44     35     31     22    60    44
  Other, net............     (1)     11      6     15     10      6    18    10
                         ------  ------ ------ ------ ------ ------ ----- -----
Income before taxes.....    155     177    227    240     27     25    57    57
Income tax provision....     47      56     69     77      9      8    20    18
                         ------  ------ ------ ------ ------ ------ ----- -----
                            108     121    158    163     18     17    37    39
Equity in income--Case
 Credit.................     18      17     37     39     --     --    --    --
                         ------  ------ ------ ------ ------ ------ ----- -----
Net income.............. $  126  $  138 $  195 $  202 $   18 $   17 $  37 $  39
                         ======  ====== ====== ====== ====== ====== ===== =====



  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.
   Reference is made to Note 1 for definitions of "Case Industrial" and "Case
                                    Credit."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1998, AND DECEMBER 31, 1997
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                             CONSOLIDATED          CASE INDUSTRIAL          CASE CREDIT
                         ---------------------- ---------------------- ---------------------
                         JUNE 30,  DECEMBER 31, JUNE 30,  DECEMBER 31, JUNE 30, DECEMBER 31,
         ASSETS            1998        1997       1998        1997       1998       1997
         ------          --------  ------------ --------  ------------ -------- ------------
Current Assets:
 Cash and cash
  equivalents........... $   115      $  252    $    94      $  185     $   21     $   67
 Accounts and notes
  receivable............   2,532       2,053      1,790       1,459        745        705
 Inventories............   1,363       1,064      1,363       1,064        --         --
 Deferred income taxes..     181         191        165         175         16         16
 Prepayments and other..      43          40         42          40          1        --
                         -------      ------    -------      ------     ------     ------
   Total current assets.   4,234       3,600      3,454       2,923        783        788
                         -------      ------    -------      ------     ------     ------
Long-Term Receivables...   1,820       1,605        221         252      1,579      1,340
Other Assets:
 Investments in joint
  ventures..............      79          82         64          66         15         16
 Investment in Case
  Credit................     --          --         391         357        --         --
 Goodwill and
  intangibles...........     327         319        327         319        --         --
 Other..................     630         376        187         173        462        215
                         -------      ------    -------      ------     ------     ------
   Total other assets...   1,036         777        969         915        477        231
                         -------      ------    -------      ------     ------     ------
Property, Plant and
 Equipment, at cost.....   2,028       1,987      2,024       1,983          4          4
Accumulated
 Depreciation...........  (1,007)       (988)    (1,006)       (987)        (1)        (1)
                         -------      ------    -------      ------     ------     ------
   Net property, plant
    and equipment.......   1,021         999      1,018         996          3          3
                         -------      ------    -------      ------     ------     ------
   Total................ $ 8,111      $6,981    $ 5,662      $5,086     $2,842     $2,362
                         =======      ======    =======      ======     ======     ======
 LIABILITIES AND EQUITY
 ----------------------
Current Liabilities:
 Current maturities of
  long-term debt........ $     5      $    8    $     5      $    8     $  --      $  --
 Short-term debt........   2,047       1,326        690         179      1,357      1,147
 Accounts payable.......     728         708        699         753         31         27
 Other accrued
  liabilities...........     742         828        715         799         27         67
                         -------      ------    -------      ------     ------     ------
   Total current
    liabilities.........   3,522       2,870      2,109       1,739      1,415      1,241
                         -------      ------    -------      ------     ------     ------
Long-Term Debt..........   1,679       1,404        671         669      1,008        735
Other Liabilities:
 Pension benefits.......     108         109        108         109        --         --
 Other postretirement
  benefits..............     150         137        150         137        --         --
 Other postemployment
  benefits..............      38          38         38          38        --         --
 Other..................     186         147        160         120         26         27
                         -------      ------    -------      ------     ------     ------
   Total other
    liabilities.........     482         431        456         404         26         27
                         -------      ------    -------      ------     ------     ------
Commitments and
Contingencies (Note 6)
Minority Interest.......       8           2          6         --           2          2
Preferred Stock with
 Mandatory Redemption
 Provisions.............      77          77         77          77        --         --
Stockholders' Equity:
 Common Stock, $0.01 par
  value; authorized
  200,000,000 shares,
  issued 77,028,106,
  outstanding
  74,444,695............       1           1          1           1        --         --
 Paid-in capital........   1,380       1,334      1,380       1,334        244        244
 Cumulative translation
  adjustment............    (114)        (94)      (114)        (94)       (19)       (16)
 Unearned compensation
  on restricted stock...     (19)        (14)       (19)        (14)       --         --
 Pension liability
  adjustment............      (8)         (8)        (8)         (8)       --         --
 Retained earnings......   1,258       1,074      1,258       1,074        166        129
 Treasury stock,
  2,583,411 shares, at
  cost..................    (155)        (96)      (155)        (96)       --         --
                         -------      ------    -------      ------     ------     ------
   Total stockholders'
    equity..............   2,343       2,197      2,343       2,197        391        357
                         -------      ------    -------      ------     ------     ------
   Total................ $ 8,111      $6,981    $ 5,662      $5,086     $2,842     $2,362
                         =======      ======    =======      ======     ======     ======

  The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.
   Reference is made to Note 1 for definitions of "Case Industrial" and "Case
                                    Credit."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (IN MILLIONS)
                                  (UNAUDITED)

                           CONSOLIDATED       CASE INDUSTRIAL       CASE CREDIT
                         ------------------  ------------------  ------------------
                         SIX MONTHS ENDED    SIX MONTHS ENDED    SIX MONTHS ENDED
                             JUNE 30,            JUNE 30,            JUNE 30,
                         ------------------  ------------------  ------------------
                           1998      1997      1998      1997      1998      1997
                         --------  --------  --------  --------  --------  --------
Operating activities:
 Net income............  $    195  $    202  $    195  $    202  $     37  $     39
 Adjustments to
  reconcile net income
  to net cash provided
  (used) by operating
  activities--
 Depreciation and
  amortization.........        88        80        71        70        17        10
 Deferred income tax
  expense (benefit)....        12         9        12        11       --         (2)
 (Gain) loss on
  disposal of fixed
  assets...............         1        (1)        1        (1)      --        --
 Cash paid for
  restructuring........       (21)      (55)      (21)      (55)      --        --
 Undistributed
  (earnings) loss of
  unconsolidated
  subsidiaries.........        (5)      (16)      (39)      (52)        1       --
 Changes in components
  of working capital--
 (Increase) decrease in
  receivables..........      (501)     (326)     (342)     (194)      (51)     (125)
  (Increase) decrease
   in inventories......      (293)     (251)     (293)     (251)      --        --
  (Increase) decrease
   in prepayments and
   other current
   assets..............        (3)       17        (3)       17       --        --
  Increase (decrease)
   in payables.........        65        41       (47)       51         4       (18)
  Increase (decrease)
   in accrued
   liabilities.........      (107)       22       (68)       24       (39)       (2)
 (Increase) decrease in
  long-term
  receivables..........      (246)      (16)       24       117      (263)     (133)
 Increase (decrease) in
  other liabilities....        54        (4)       54        (4)      --        --
 Other, net............       (59)        7       (18)        7       (52)        3
                         --------  --------  --------  --------  --------  --------
   Net cash provided
    (used) by operating
    activities.........      (820)     (291)     (474)      (58)     (346)     (228)
                         --------  --------  --------  --------  --------  --------
Investing activities:
 Proceeds from sale of
  businesses and
  assets...............         1         9         1         9       --        --
 Expenditures for
  property, plant and
  equipment............       (49)      (36)      (49)      (35)      --         (1)
 Expenditures for
  equipment on
  operating leases.....      (189)      (51)      --        --       (189)      (51)
 Acquisitions and
  investments..........       (40)       (8)      (40)       (8)      --        --
                         --------  --------  --------  --------  --------  --------
   Net cash provided
    (used) by investing
    activities.........      (277)      (86)      (88)      (34)     (189)      (52)
                         --------  --------  --------  --------  --------  --------
Financing activities:
 Proceeds from issuance
  of long-term debt....       279       --        --        --        279       --
 Payment of long-term
  debt.................        (8)      --         (8)      --        --        --
 Net increase
  (decrease) in short-
  term debt and
  revolving credit
  facilities...........       718       430       508        90       210       335
 Capital contributions.       --        --        --        (20)      --         20
 Proceeds from issuance
  of common stock......        46        22        46        22       --        --
 Repurchases of common
  stock................       (58)      --        (58)      --        --        --
 Dividends paid (common
  and preferred).......       (11)      (10)      (11)      (10)      --        --
 Other, net............        (5)       (2)       (5)       (2)      --        --
                         --------  --------  --------  --------  --------  --------
   Net cash provided
    (used) by financing
    activities.........       961       440       472        80       489       355
                         --------  --------  --------  --------  --------  --------
Effect of foreign
 exchange rate changes
 on cash and cash
 equivalents...........        (1)       (2)       (1)       (2)      --        --
                         --------  --------  --------  --------  --------  --------
Increase (decrease) in
 cash and cash
 equivalents...........  $   (137) $     61  $    (91) $    (14) $    (46) $     75
Cash and cash
 equivalents, beginning
 of period.............       252       116       185        99        67        17
                         --------  --------  --------  --------  --------  --------
Cash and cash
 equivalents, end of
 period................  $    115  $    177  $     94  $     85  $     21  $     92
                         ========  ========  ========  ========  ========  ========
Cash paid during the
 period for interest...  $     96  $     78  $     40  $     35  $     56  $     43
                         ========  ========  ========  ========  ========  ========
Cash paid during the
 period for taxes......  $     88  $     95  $     62  $     76  $     26  $     19
                         ========  ========  ========  ========  ========  ========

  The accompanying notes to financial statements are an integral part of these
                           Statements of Cash Flows.
      Reference is made to Note 1 of "Case Industrial" and "Case Credit."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                         CUMULATIVE                PENSION
                          COMMON PAID-IN TRANSLATION   UNEARNED   LIABILITY  RETAINED TREASURY
                          STOCK  CAPITAL ADJUSTMENT  COMPENSATION ADJUSTMENT EARNINGS  STOCK   TOTAL
                          ------ ------- ----------- ------------ ---------- -------- -------- ------
BALANCE, DECEMBER 31,
 1996...................   $ 1   $1,238     $ (14)       $ (9)        (4)     $  693   $ (1)   $1,904
 Net income.............   --       --        --          --          --         403     --       403
 Dividends declared.....   --       --        --          --          --         (22)    --       (22)
 Translation adjustment.   --       --        (80)        --          --         --      --       (80)
 Capital contributions
  on stock issuance.....   --        84       --          --          --         --      --        84
 Recognition of
  compensation on
  restricted stock......   --       --        --            6         --         --      --         6
 Issuance of restricted
  stock, net of
  forfeitures...........   --        12       --          (11)        --         --       (1)     --
 Pension liability
  adjustment............   --       --        --          --          (4)        --      --        (4)
 Acquisition of treasury
  stock.................   --       --        --          --          --         --      (94)     (94)
                           ---   ------     -----        ----        ----     ------   -----   ------
BALANCE, DECEMBER 31,
 1997...................     1    1,334       (94)        (14)        (8)      1,074     (96)   2,197
 Net income.............   --       --        --          --          --         195     --       195
 Dividends declared.....   --       --        --          --          --         (11)    --       (11)
 Translation adjustment.   --       --        (20)        --          --         --      --       (20)
 Capital contributions
  on stock issuance.....   --        37       --          --          --         --      --        37
 Recognition of
  compensation on
  restricted stock......   --       --        --            3         --         --      --         3
 Issuance of restricted
  stock, net of
  forfeitures...........   --         9       --            8         --         --       (1)     --
 Acquisition of treasury
  stock.................   --       --        --          --          --         --      (58)     (58)
                           ---   ------     -----        ----        ----     ------   -----   ------
BALANCE, JUNE 30, 1998..   $ 1   $1,380     $(114)       $(19)       $(8)     $1,258   $(155)  $2,343
                           ===   ======     =====        ====        ====     ======   =====   ======


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

  In the opinion of management, the accompanying unaudited financial statements of Case Corporation and Consolidated Subsidiaries contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of June 30, 1998, and the results of operations, changes in stockholders' equity and cash flows for the periods indicated. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. Interim financial results are not necessarily indicative of operating results for an entire year.

  Certain reclassifications have been made to conform the prior years' financial statements to the 1998 presentation.

(2) ACCOUNTING PRONOUNCEMENTS

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income include net income and all other non-owner changes in equity. SFAS No. 130 requires that an enterprise classify items of comprehensive income by their nature in a financial statement for the period in which they are recognized. For interim reporting, the Company has chosen to disclose comprehensive income in the Notes to Financial Statements. See Note 9, "Comprehensive Income."

  Effective January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes the disclosure requirements for pensions and other postretirement benefits.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement must be adopted no later than January 1, 2000, although earlier application is permitted. The Company is currently evaluating the impact of adopting SFAS No. 133.

  Effective January 1, 1998, the Company adopted Statement of Position ("SOP)" No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company's accounting for costs of computer software developed or obtained for internal use is consistent with the guidelines established in the SOP and, as a result, the adoption of this statement had no effect on the Company's financial position or results of operations.

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

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

  Inventories consist of the following (in millions):

                                                           JUNE 30, DECEMBER 31,
                                                             1998       1997
                                                           -------- ------------
      Raw materials.......................................  $  264     $  207
      Work-in-process.....................................     176        135
      Finished goods......................................     923        722
                                                            ------     ------
      Total inventories...................................  $1,363     $1,064
                                                            ======     ======

(4) ASSET-BACKED SECURITIZATIONS

  During the first half of 1998, limited-purpose business trusts organized by Case Credit issued $766 million of asset-backed securities to outside investors, of which $50 million was issued pursuant to a private placement. As of June 30, 1998, Case Credit has sold $753 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. Case Credit will sell the remaining retail notes to the trusts as receivables are generated. During the first half of 1997, limited-purpose business trusts organized by Case Credit issued $830 million of asset-backed securities to outside investors. As of June 30, 1997, Case Credit had sold $822 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. The proceeds from the sale of the retail notes were used to repay outstanding debt and to finance additional receivables.

(5) INCOME TAXES

  On a consolidated basis, the Company's first half effective income tax rate of 31% for 1998 and 32% for 1997 were lower than the U.S. statutory tax rate of 35%, primarily due to recognition of tax benefits associated with the Company's foreign sales corporation, research and development tax credits and a reduction in the tax valuation reserve in certain foreign jurisdictions, partially offset by state income taxes and foreign income taxed at different rates.

(6) COMMITMENTS AND CONTINGENCIES

 Environmental

  Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations. All available evidence is considered, including prior experience in remediation of contaminated sites, other parties' share of liability at the waste sites and their ability to pay and data concerning the waste sites

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES released by the U.S. Environmental Protection Agency or other organizations. These liabilities are included in the accompanying Balance Sheets at their undiscounted amounts. Recoveries are evaluated separately from the liability and, if appropriate, are recorded separately from the associated liability in the accompanying Balance Sheets.

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

(7) ACQUISITIONS

  During the second quarter of 1998, the Company acquired certain assets of the Tyler Industries division ("Tyler") of IBOCO, Inc., a privately owned company. The acquisition of Tyler, a designer, manufacturer and distributor of a complete line of chemical and fertilizer sprayers and applicators, strengthens Case's equipment line for large-scale production agriculture and provides another application for Case's Advanced Farming Systems. Tyler, with operations in Benson, Minnesota, had sales of approximately $66 million in 1997.

(8) EARNINGS PER SHARE OF COMMON STOCK

                                         THREE MONTHS ENDED  SIX MONTHS ENDED
                                              JUNE 30,           JUNE 30,
                                         ------------------- -----------------
                                           1998      1997      1998     1997
                                         --------- --------- -------- --------
Earnings per average share of common
 stock (shares in millions):
Basic
  Net earnings per share of common
   stock................................ $    1.68 $    1.86 $   2.59 $   2.70
                                         --------- --------- -------- --------
  Weighted-average shares outstanding...      73.9      73.7     73.9     73.6
Diluted
  Net earnings per share of common
   stock................................ $    1.61 $    1.75 $   2.48 $   2.57
                                         --------- --------- -------- --------
  Weighted-average shares outstanding,
   assuming full dilution...............      78.4      78.9     78.5     78.7

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9) COMPREHENSIVE INCOME

  Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The components of comprehensive income for the three and six months ended June 30, 1998 and 1997, are as follows (in millions):

                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                            JUNE 30,             JUNE 30,
                                       --------------------  ------------------
                                         1998       1997       1998      1997
                                       ---------  ---------  --------  --------
Net income...........................  $     126  $     138  $    195  $    202
Pension liability adjustment, net of
 taxes...............................        --         --        --        --
Translation adjustment, net of taxes.        (13)       (14)      (20)      (48)
                                       ---------  ---------  --------  --------
Comprehensive income.................  $     113  $     124  $    175  $    154
                                       =========  =========  ========  ========

(10) OTHER MATTERS

  The Company's contract with the United Automobile, Aerospace and Agricultural Implement Workers of America (the "UAW") expired on March 29, 1998. During the second quarter, UAW-represented workers ratified a new 73 month labor agreement with the Company.

  The UAW represents approximately 3,300 Case employees at facilities in Burlington, Iowa; East Moline, Illinois; Burr Ridge, Illinois; Racine, Wisconsin; and St. Paul, Minnesota.

(11) SUBSEQUENT EVENTS

  During the second quarter of 1998, Case Credit Corporation increased its $550 million medium-term note program to $1 billion pursuant to a shelf registration statement filed with the Securities and Exchange Commission in May 1998. During the third quarter, and as of the date of this filing, Case Credit has issued $350 million of its fixed and floating rate medium-term notes under this program, with maturities of two to three years and interest rates ranging from 5.9% to 6.1%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF RESULTS OF OPERATIONS

 Three Months Ended June 30, 1998 vs. Three Months Ended June 30, 1997

EARNINGS

  The Company recorded net income of $126 million for the second quarter of 1998, down 9% or $12 million from $138 million for the second quarter of 1997. Diluted earnings per share for the second quarter of 1998 was $1.61 per share as compared to $1.75 per share in the same quarter of 1997, primarily reflecting the year-over-year decrease in net income partially offset by a decrease in the number of common shares outstanding.

  The Company's industrial operations recorded income, before equity income of Case Credit, of $108 million in the second quarter of 1998 versus $121 million in the comparable quarter of 1997. On a pretax basis, the Company's industrial operations recorded earnings of $155 million in comparison to $177 million in the same quarter of 1997. The industrial effective income tax rate decreased from 32% in the second quarter of 1997 to 30% in the second quarter of 1998, primarily due to tax benefits associated with the Company's foreign sales corporation, research and development tax credits and reductions in the tax valuation reserves in certain foreign jurisdictions, partially offset by state income taxes and foreign income taxed at different rates.

  Case's operating earnings for the second quarter of 1998 were $199 million versus $211 million for the same period in 1997. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles and extraordinary items, including the income of Case Credit on an equity basis. The year-over-year decrease in operating earnings is primarily attributable to expenses and operating inefficiencies related to the Company's negotiations with the United Automobile, Aerospace and Agricultural Implement Workers of America (the "UAW"), unfavorable foreign exchange rates, including a 17% decline in the value of the Australian dollar, and substantially higher new product launch expenses, partially offset by pricing and cost reduction initiatives. The Company's contract with the UAW expired on March 29, 1998. During the second quarter, UAW-represented workers ratified a new 73 month labor agreement with the Company.

  A reconciliation of the Company's industrial net income to operating earnings is as follows (in millions):

                                                               CASE INDUSTRIAL
                                                             -------------------
                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                             -------------------
                                                               1998      1997
                                                             --------- ---------
      Net income............................................ $     126 $     138
      Income tax provision..................................        47        56
      Interest expense......................................        26        17
                                                             --------- ---------
          Operating earnings................................ $     199 $     211
                                                             ========= =========

REVENUES

  On a consolidated basis, worldwide revenues increased $133 million or 8% in the second quarter of 1998 to $1,734 million. Net sales of equipment and parts increased $125 million or 8% to $1,672 million. The increase in net sales consists primarily of an 8% volume increase and a 2% improvement in price realization, partially offset by a 2% deterioration resulting from the impact of foreign exchange. Net sales in the second quarter of 1998 increased in North America and Europe, with year-over-year increases of 12% and 7%, respectively. In addition, net sales in the Company's Latin American region increased 35% as compared to the prior year. Net sales in the Asia Pacific region were down 30% versus the prior year due to continued unfavorable economic conditions in that region. Worldwide, net sales of agricultural equipment increased 2% over the comparable period in 1997, while second quarter net sales of construction equipment increased 22% over the same period in 1997.

NET SALES

  Worldwide net sales of agricultural equipment increased 2% in the second quarter of 1998 as compared to the second quarter of 1997. The increase in sales of agricultural equipment in North America was driven by increases in sales of tractors, hay and forage equipment and implements, partially offset by decreased sales of combines and cotton pickers. In Europe, the Company experienced higher year-over-year second quarter sales of combines, cotton pickers, hay and forage equipment and implements, partially offset by decreased tractor sales. Year-over-year sales in the Company's Asia Pacific region decreased, reflecting continued unfavorable economic conditions in that region. The decrease in agricultural sales in the Asia Pacific region reflects lower sales of sugar cane harvesters, MAGNUM(TM) and four-wheel drive tractors and combines, partially offset by increased sales of cotton pickers. In the Company's Latin American region, the Company experienced increases in year-over-year sales of tractors, combines and cotton pickers, partially offset by decreased sales of sugar cane harvesters.

  Worldwide net sales of construction equipment increased 22% in the second quarter of 1998 as compared to the second quarter of 1997. In North America, second quarter sales of construction equipment increased in all product categories, led by increased sales of loader/backhoes, skid steers, excavators and wheel loaders. Net sales of construction equipment in Europe increased in virtually all product categories, led by significant increases in sales of excavators, loader/backhoes and skid steers. In the Company's Asia Pacific region, sales of construction equipment were primarily impacted by lower sales of loader/backhoes, partially offset by higher excavator and wheel loader sales, as unfavorable economic conditions in the region continued during the second quarter of 1998. In the Company's Latin American region, increased sales of construction equipment reflects increased sales of loader/backhoes, wheel loaders and excavators, partially offset by lower sales of skid steers.

COSTS AND EXPENSES

  Cost of goods sold for the industrial operations increased $121 million to $1,274 million in the second quarter of 1998 as compared to the same period in 1997, primarily due to the sales volume increase. Cost of goods sold as a percentage of net sales increased to 76.2% in the second quarter of 1998 from 74.5% in the second quarter of 1997. This increase as a percentage of net sales reflects changes in geographic and product line sales mix, the impact of foreign currency exchange and operating inefficiencies associated with the Company's negotiations with the UAW, partially offset by pricing actions and cost improvement initiatives.

  Selling, general and administrative expenses for the industrial operations increased $18 million to $169 million in the second quarter of 1998 as compared to $151 million in the second quarter of 1997. As a percentage of net sales, selling, general and administrative expenses for the second quarter of 1998 was 10.1% as compared to 9.8% in the second quarter of 1997. This year-over-year increase as a percentage of net sales reflects increases in general and administrative expenses related to information services and one-time costs associated with the Company's negotiations with the UAW, as well as increased selling expenses related to low rate and other sales financing programs, partially offset by ongoing cost reduction initiatives. Case Industrial makes payments to Case Credit in an amount equal to the difference between the rate actually paid by retail customers and the rate charged by Case Credit. These payments are included in selling, general and administrative expenses of Case Industrial and are eliminated to arrive at consolidated selling, general and administrative expenses.

  Research, development and engineering expenses increased to $57 million in the second quarter of 1998 as compared to $46 million in the second quarter of 1997, primarily due to expenditures for new product development.

  Interest expense for Case's industrial operations was $26 million for the second quarter of 1998, $9 million higher than the same period of 1997. The increase in interest expense was due to higher average debt levels during the second quarter of 1998 as compared to the second quarter of 1997.

CREDIT OPERATIONS

  Net income for the second quarter of 1998 was $18 million as compared to $17 million for the second quarter of 1997. The $1 million increase in year-over-year net income is primarily due to higher earnings as a result of increased levels of on-balance-sheet receivables, including higher lease income from operating leases. These amounts were largely offset by increased interest expense due to higher average on-book receivables, as well as increased depreciation of equipment on operating leases.

  Case Credit reported total revenues of $80 million for the second quarter of 1998 and $60 million for the second quarter of 1997. Finance income earned on retail notes and finance leases increased to $32 million in the second quarter of 1998 as compared to $24 million for the same period in 1997, primarily due to increased levels of on-balance-sheet receivables. In addition, operating lease income increased $7 million to a total of $15 million for the second quarter of 1998, reflecting the growth in Case Credit's operating lease portfolio.

  Interest expense for the second quarter of 1998 was $31 million, up $9 million from the $22 million reported for the second quarter of 1997. The increase in interest expense resulted from higher average debt levels during the second quarter of 1998 as compared to the second quarter of 1997, primarily due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases.

  Operating expenses increased $9 million to a total of $22 million in the second quarter of 1998 as compared to the second quarter of 1997. This increase primarily resulted from higher year-over-year depreciation expense for equipment on operating leases relating to Case Credit's larger operating lease portfolio, as well as higher operating expenses in support of Case Credit's growth initiatives.

  As of June 30, 1998, Case Credit's serviced portfolio of receivables increased 23% over the same time last year to a record $5.8 billion. This growth resulted from Case Credit's focus on new markets and new products, including retail financing through Case Credit's European joint venture, Case Credit Europe S.A.S. Gross receivables originated in the first six months of 1998 increased $557 million or 36% to $2.1 billion versus the same period in 1997. During the second quarter of 1998, Case Credit sold $264 million of U.S. and Canadian retail notes to limited-purpose business trusts organized by Case Credit in connection with asset-backed securitization transactions, as compared to $320 million in the second quarter of 1997. The proceeds from the sale of the retail notes were used to repay outstanding debt and to finance additional receivables.

 Six Months Ended June 30, 1998 vs. Six Months Ended June 30, 1997

EARNINGS

  The Company recorded net income of $195 million for the first six months of 1998, down 3% or $7 million from net income of $202 million for the first six months of 1997. Diluted earnings per share for the first six months of 1998 was $2.48 per share as compared to $2.57 per share in the same period of 1997, primarily reflecting the year-over-year decrease in net income.

  The Company's industrial operations recorded income, before equity income in Case Credit, of $158 million in the first six months of 1998 versus $163 million in the first six months of 1997. On a pretax basis, the Company's industrial operations recorded earnings of $227 million in comparison to $240 million in 1997, a $13 million or 5% decrease from the first six months of 1997. The industrial effective income tax rate decreased from 32% in the first half of 1997 to 30% in the first half of 1998 primarily due to tax benefits associated with the Company's foreign sales corporation, research and development tax credits and a reduction in the tax valuation reserves in certain foreign jurisdictions, partially offset by state income taxes and foreign income taxed at different rates.

  Case's operating earnings for the first six months of 1998 were $308 million versus $314 million for the same period in 1997. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles and extraordinary items, including the income of Case Credit on an equity basis. The year-over-year decrease in operating earnings is primarily attributable to expenses and operating inefficiencies related to the Company's negotiations with the UAW, unfavorable foreign exchange rates and substantially higher new product launch expenses, partially offset by pricing and cost reduction initiatives.

  A reconciliation of the Company's industrial net income to operating earnings is as follows (in millions):

                                                                CASE INDUSTRIAL
                                                               -----------------
                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                               -----------------
                                                                 1998     1997
                                                               -------- --------
      Net income.............................................. $    195 $    202
      Income tax provision....................................       69       77
      Interest expense........................................       44       35
                                                               -------- --------
          Operating earnings.................................. $    308 $    314
                                                               ======== ========

REVENUES

  On a consolidated basis, worldwide revenues increased $282 million or 10% in the first six months of 1998 to $3,115 million. Net sales of equipment and parts increased $261 million or 10% to $2,984 million. The increase in net sales consists primarily of a 10% volume increase and a 2% improvement in price realization, partially offset by a 2% deterioration resulting from the impact of foreign exchange. Net sales in the first six months of 1998 increased in North America and Europe, with year-over-year increases of 14% and 5%, respectively. Net sales also increased in the Company's Latin American region, increasing 43% as compared to the prior year. Net sales in the Asia Pacific region were down 26% versus the prior year as unfavorable economic conditions continued in this region during the first six months of 1998. Worldwide, net sales of agricultural equipment increased 8% over the comparable period in 1997, while net sales of construction equipment increased 18% over prior year levels.

NET SALES

  Worldwide net sales of agricultural equipment increased 8% in the first six months of 1998 as compared to the first six months of 1997. The increase in sales of agricultural equipment in North America was driven by increases in sales of tractors, combines, implements and hay and forage equipment, partially offset by decreased sales of cotton pickers. In Europe, the Company experienced higher year-over-year first half sales of combines, cotton pickers, implements and hay and forage equipment, partially offset by decreased sales of tractors. In the Company's Asia Pacific region, agricultural sales were down in all product categories, reflecting continued unfavorable economic conditions in that region. In the Company's Latin American region, the Company experienced increases in year-over-year sales of tractors, combines and cotton pickers, partially offset by decreased sales of sugar cane harvesters.

  Worldwide net sales of construction equipment increased 18% in the first six months of 1998 as compared to the first six months of 1997. In North America, first half sales of construction equipment increased in all product categories, driven by significant increases in sales of excavators, skid steers and wheel loaders. The increase in net sales of construction equipment in Europe primarily reflects increased sales of excavators, loader/backhoes, wheel loaders and skid steers. Unfavorable economic conditions continued during the first six months of 1998 in the Company's Asia Pacific region. As a result, the Company experienced lower year-over-year sales of construction equipment in most product categories, partially offset by increased sales of excavators. In the Company's Latin American region, increased sales of construction equipment reflects increased sales of wheel loaders and loader/backhoes.

COSTS AND EXPENSES

  Cost of goods sold for the industrial operations increased $230 million to $2,293 million in the first six months of 1998 as compared to the same period in 1997, primarily due to the sales volume increase. Cost of goods sold as a percentage of net sales increased to 76.8% in the first six months of 1998 from 75.8% in 1997. This increase as a percentage of net sales reflects changes in geographic and product line sales mix, the impact of foreign currency exchange and operating inefficiencies associated with the Company's negotiations with the UAW, partially offset by pricing actions and cost improvement initiatives.

  Selling, general and administrative expenses for the industrial operations increased $25 million to $321 million in the first six months of 1998, as compared to $296 million in the comparable period of 1997. This year-over-year increase reflects increases in general and administrative expenses related to information services and one-time costs associated with the Company's negotiations with the UAW, as well as increased selling expenses related to low rate and other sales financing programs, partially offset by the impact of foreign currency and ongoing cost reduction initiatives. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 10.8% in the first six months of 1998 as compared to 10.9% in the first six months of 1997.

  Research, development and engineering expenses increased to $109 million in the first six months of 1998 as compared to $92 million in the first six months of 1997, primarily due to expenditures for new product development.

  Interest expense for Case's industrial operations was $44 million for the first six months of 1998, $9 million higher than the same period of 1997. The increase in interest expense was due to higher average debt levels during the first six months of 1998 as compared to the first six months of 1997.

  The consolidated effective income tax rates of 31% for the first half of 1998 and 32% for the first half of 1997 were lower than the U.S. statutory rate of 35% primarily due to tax benefits associated with the Company's foreign sales corporation, research and development tax credits and reductions in the tax valuation reserves in certain foreign jurisdictions, partially offset by state income taxes and foreign income taxed at different rates.

CREDIT OPERATIONS

  Net income for the first six months of 1998 was $37 million as compared to $39 million for the first six months of 1997. The $2 million decrease in year-over-year net income is primarily due to increased interest expense as a result of higher average on-book receivables, as well as increased depreciation of equipment on operating leases. These amounts were partially offset by higher earnings as a result of increased levels of on-balance-sheet receivables, including higher lease income from operating leases.

  Case Credit reported total revenues of $156 million for the first six months of 1998 and $126 million for the first six months of 1997. Finance income earned on retail notes and finance leases increased to $62 million in the first six months of 1998 as compared to $46 million for the same period in 1997, primarily due to increased levels of on-balance-sheet receivables. In addition, operating lease income increased $12 million to a total of $26 million for the first six months of 1998, reflecting the growth in Case Credit's operating lease portfolio.

  Interest expense for the first six months of 1998 was $60 million, up $16 million from the $44 million reported in the first six months of 1997. The increase in interest expense resulted from higher average debt levels during the first six months of 1998 as compared to the first six months of 1997, primarily due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases.

  Operating expenses increased $14 million to a total of $39 million in the first six months of 1998 as compared to the first six months of 1997. This increase primarily resulted from higher year-over-year depreciation expense for equipment on operating leases relating to Case Credit's larger operating lease portfolio, as well as higher operating expenses in support of Case Credit's growth initiatives.

  During the first six months of 1998, Case Credit's serviced portfolio of receivables increased 23% over the same time last year to a record $5.8 billion. Growth in the first six months resulted from Case Credit's focus on new markets and new products, including retail financing through Case Credit's European joint venture, Case Credit Europe S.A.S. Gross receivables originated in the first six months of 1998 increased 36% to $2.1 billion versus the same period in 1997. During the first six months of 1998, limited-purpose business trusts organized by Case Credit issued $766 million of asset-backed securities to outside investors, of which $50 million was issued pursuant to a private placement. Case Credit has sold $753 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. During the first six months of 1997, Case Credit issued $830 million of asset-backed securities to outside investors. Case Credit had sold $822 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. The proceeds from the sale of the retail notes were used to repay outstanding debt and to finance additional receivables.

LIQUIDITY AND CAPITAL RESOURCES

  The discussion of liquidity and capital resources focuses on the balance sheets and statements of cash flows. The Company's operations are capital intensive and subject to seasonal variations in financing requirements for dealer receivables and inventories. Whenever necessary, funds provided from operations are supplemented from external sources.

  In the first six months of 1998, cash used by operating activities was $820 million. Cash used by the industrial operations and Case Credit during the first six months of 1998 was $474 million and $346 million, respectively. The net cash used by operating activities primarily resulted from increased levels of wholesale receivables and inventory, partially offset by net income and depreciation and amortization. The increase in wholesale and retail receivables reflects higher levels of actual sales volumes, as well as increased levels of on-balance-sheet receivables as part of Case Credit's growth initiatives. Inventories have increased since December 31, 1997, due to growth in the Company's Latin American region, the impact of 1997 acquisitions and increased inventory for impending third quarter shipments to the former Soviet Union. Cash used by operating activities was $291 million in the first six months of 1997. This use of cash primarily reflects increased inventories and retail receivables, offset by net income and depreciation and amortization.

  Cash used by investing activities was $277 million in the first six months of 1998. During the first half of 1998, the Company expended $49 million for property, plant and equipment in comparison to $36 million in the first half of 1997. Cash used by Case Credit was $189 million versus $52 million for the comparable period of 1997, reflecting increased year-over-year expenditures for equipment on operating leases due to the growth in Case Credit's operating lease portfolio. Also during the first six months of 1998, the Company expended approximately $40 million to acquire certain assets of the Tyler Industries division of IBOCO, Inc., a designer, manufacturer and distributor of a complete line of chemical and fertilizer sprayers and applicators.

  Net cash provided by financing activities was $961 million for the first half of 1998 and was primarily used to support increased levels of receivables and inventories. During the first six months of 1998, Case Credit issued an aggregate of $279 million of medium-term notes pursuant to a shelf registration filed with the Securities and Exchange Commission in September of 1997. The net proceeds from the medium-term note issuances will be used to fund Case Credit's growth initiatives and for other corporate purposes, including the repayment of indebtedness. During the first six months of 1997, net cash provided by financing activities was $440 million, primarily due to increases under the Company's short-term debt and revolving credit facilities to fund Case Credit's growing portfolio of receivables.

  Total debt at June 30, 1998, was $3,731 million, $2,365 million of which related to Case Credit. The consolidated debt to capitalization ratio, defined as total debt divided by the sum of total debt, stockholders' equity and preferred stock with mandatory redemption provisions, was 60.7% at June 30, 1998, and the Company's industrial debt to capitalization ratio was 36.1%. The consolidated and industrial ratios at December 31, 1997, were 54.6% and 27.3%, respectively.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

  The Company has various sources of future liquidity including asset-backed securitization markets, public debt offerings and other available lines of credit.

  The Company recently announced that it would accelerate its four million share repurchase program, authorized by the Company's Board of Directors in May 1997, and substantially complete the buy back in the third quarter of 1998. On July 10, 1998, the Company's Board of Directors authorized a second program for the purchase from time to time of up to eight million shares of the Company's Common Stock. The purchase of Case Common Stock under these programs is at the Company's discretion, subject to prevailing financial and market conditions.

OUTLOOK

  The market conditions for Case's agricultural and construction equipment and financial services businesses vary by regions of the world.

  Sales of agricultural equipment have been strong in North America and Latin America, although weakness continues in the Asia Pacific region and parts of Europe. Commodity prices, which are comparably lower, have been affected by expectations of a strong harvest and could possibly impact net farm income. However, farmers' balance sheets are in good condition in North America. In other regions of the world, additional factors such as the need for self-sufficiency or adoption of advanced equipment and farming practices support continued demand.

  The worldwide construction equipment market is led by excellent demand in North America as a result of continued strong housing starts and a favorable interest rate environment. This outlook is strengthened by increased spending as a result of the new U.S. highway bill. In Europe, economic conditions continue to show signs of improvement, and the construction sectors are beginning to reflect that improvement. In the Asia Pacific region, overall economic conditions have resulted in a weaker Australian dollar, which has impacted the overall economy and construction activity there. In Latin America, economic conditions in Brazil and Mexico are greatly improved and retail sales of construction equipment are expected to continue to show strength year-over-year.

  The information included in the "Outlook" section represents forward-looking statements and involves risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The Company's outlook is predominantly based on its interpretation of what it considers key economic assumptions. Crop production and commodity prices are strongly affected by weather and can fluctuate significantly. Housing starts and other construction activity are sensitive to interest rates and government spending. Some of the other significant factors for the Company and its customers include general economic and capital market conditions, the cyclical nature of its business, foreign currency movements, the Company's and its customers' access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), changes in environmental laws, and employee and labor relations. Further information concerning factors that could significantly impact expected results is included in the following sections of the Company's Form 10-K Annual Report for 1997, as filed with the Securities and Exchange Commission: Business--Employees, Business--Environmental Matters, Business--Significant International Operations, Business--Seasonality and Production Schedules, Business--Competition, Legal Proceedings, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of Stockholders of the Company was held on May 13, 1998. At the meeting, stockholders voted upon (i) the election of a Board of Directors to serve until the 1999 Annual Meeting of Stockholders and until their successors are elected and have qualified, and (ii) the appointment of Arthur Andersen LLP as independent public accountants for the year 1998. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There were 66,736,535 shares of common stock present at the meeting in person or by proxy, each such share being entitled to one vote on each matter being voted upon.

  There was no solicitation in opposition to management's nominees for director as listed in the proxy statement for the meeting and all such nominees were elected by the following vote:

                                                                         VOTES
      NOMINEE                                                VOTES FOR  WITHHELD
      -------                                                ---------- --------
      Pei-yuan Chia......................................... 66,519,382 217,153
      Ronald E. Goldsberry.................................. 66,512,268 224,267
      Jeffery T. Grade...................................... 66,515,104 221,431
      Thomas R. Hodgson..................................... 66,516,742 219,793
      Katherine M. Hudson................................... 66,517,691 218,844
      Gerald Rosenfeld...................................... 66,515,253 221,282
      Jean-Pierre Rosso..................................... 66,509,194 227,341
      Theodore R. Tetzlaff.................................. 66,512,993 223,542
      Thomas N. Urban....................................... 66,519,589 216,946

  The appointment of Arthur Andersen LLP as independent public accountants was approved by the following vote:

                                           VOTES
             VOTES FOR                    AGAINST                                   ABSTENTIONS
             ----------                   -------                                   -----------
             66,614,368                   54,664                                      67,503

  There were no broker non-votes on either of the aforementioned matters at the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

  A list of the exhibits included as part of this Form 10-Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

  (b) Reports on Form 8-K.

  The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 1998.

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

Date: August 13, 1998

                                 EXHIBIT INDEX

                                                                     SEQUENTIAL
  EXHIBIT                                                               PAGE
  NUMBER                   DESCRIPTION OF EXHIBITS                     NUMBER
  -------                  -----------------------                   ----------
   4       The Company hereby agrees to furnish to the Securities
           and Exchange Commission, upon its request, the instru-
           ments with respect to its guaranty of certain indebted-
           ness issued by its subsidiaries, which indebtedness
           does not exceed 10% of the Company's total consolidated
           assets.
 *10       Amended and Restated Sponsors' Agreement, dated as of
           April 21, 1998, between the Company, Cummins Engine
           Company, Inc., Cummins Engine Holding Company, Inc. and
           Case CDC Holdings, Inc.
  11       Computation of Earnings Per Share of Common Stock.
  12       Computation of Ratio of Earnings to Fixed Charges and
           Preferred Dividends.
  27       Financial Data Schedule

--------
*Confidential information contained in this agreement has been omitted from this filing and has been filed separately with the Securities and Exchange Commission.