Form 10-Q
period 1998-09-30
CASE CORP
filed 1998-11-12
CIK 922321

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        COMMISSION FILE NUMBER 1-13098

                               CASE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   DELAWARE
                           (STATE OF INCORPORATION)

                                  76-0433811
                     (I.R.S. EMPLOYER IDENTIFICATION NO.)

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

  Common Stock, par value $0.01 per share: 72,841,868 shares outstanding as of September 30, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I--Financial Information
  Case Corporation and Consolidated Subsidiaries--
    Statements of Income..................................................   3
    Balance Sheets........................................................   6
    Statements of Cash Flows..............................................   7
    Statements of Changes in Stockholders' Equity.........................   8
    Notes to Financial Statements.........................................   9
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  13
Part II--Other Information
  Item 1. Legal Proceedings...............................................  22
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............   *
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  23

--------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                     PART I
                             FINANCIAL INFORMATION

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      CONSOLIDATED
                                          -------------------------------------
                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                             SEPTEMBER 30,      SEPTEMBER 30,
                                          ------------------- -----------------
                                            1998      1997      1998     1997
                                          --------- --------- -------- --------
Revenues:
  Net sales.............................. $   1,449 $   1,380 $  4,433 $  4,103
  Interest income and other..............        85        64      216      174
                                          --------- --------- -------- --------
                                              1,534     1,444    4,649    4,277
Costs and Expenses:
  Cost of goods sold.....................     1,149     1,075    3,442    3,138
  Selling, general and administrative....       146       144      447      421
  Research, development and engineering..        58        49      167      141
  Interest expense.......................        66        47      170      126
  Other, net.............................        21        14       45       39
                                          --------- --------- -------- --------
Income before taxes......................        94       115      378      412
Income tax provision.....................        31        37      120      132
                                          --------- --------- -------- --------
                                                 63        78      258      280
Equity in income--Case Credit............       --        --       --       --
                                          --------- --------- -------- --------
Net income............................... $      63 $      78 $    258 $    280
                                          ========= ========= ======== ========
Preferred stock dividends................         2         2        5        5
                                          --------- --------- -------- --------
Net income to common..................... $      61 $      76 $    253 $    275
                                          ========= ========= ======== ========
Per share data:
  Basic earnings per share of common
   stock................................. $    0.84 $    1.03 $   3.44 $   3.72
                                          ========= ========= ======== ========
  Diluted earnings per share of common
   stock................................. $    0.82 $    0.98 $   3.30 $   3.54
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

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      CASE INDUSTRIAL
                                           -------------------------------------
                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                              SEPTEMBER 30,      SEPTEMBER 30,
                                           ------------------- -----------------
                                             1998      1997      1998     1997
                                           --------- --------- -------- --------
Revenues:
  Net sales............................... $   1,449 $   1,380 $  4,433 $  4,103
  Interest income and other...............        11         7       27       25
                                           --------- --------- -------- --------
                                               1,460     1,387    4,460    4,128
Costs and Expenses:
  Cost of goods sold......................     1,149     1,075    3,442    3,138
  Selling, general and administrative.....       165       155      486      451
  Research, development and engineering...        58        49      167      141
  Interest expense........................        26        19       70       54
  Other, net..............................         7         8       13       23
                                           --------- --------- -------- --------
Income before taxes.......................        55        81      282      321
Income tax provision......................        17        26       86      103
                                           --------- --------- -------- --------
                                                  38        55      196      218
Equity in income--Case Credit.............        25        23       62       62
                                           --------- --------- -------- --------
Net income................................ $      63 $      78 $    258 $    280
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

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                        CASE CREDIT
                                           -------------------------------------
                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                              SEPTEMBER 30,      SEPTEMBER 30,
                                           ------------------- -----------------
                                             1998      1997      1998     1997
                                           --------- --------- -------- --------
Revenues:
  Net sales............................... $     --  $     --  $    --  $    --
  Interest income and other...............       108        75      264      201
                                           --------- --------- -------- --------
                                                 108        75      264      201
Costs and Expenses:
  Cost of goods sold......................       --        --       --       --
  Selling, general and administrative.....        12         7       33       22
  Research, development and engineering...       --        --       --       --
  Interest expense........................        43        28      103       72
  Other, net..............................        14         6       32       16
                                           --------- --------- -------- --------
Income before taxes.......................        39        34       96       91
Income tax provision......................        14        11       34       29
                                           --------- --------- -------- --------
                                                  25        23       62       62
Equity in income--Case Credit.............       --        --       --       --
                                           --------- --------- -------- --------
Net income................................ $      25 $      23 $     62 $     62
                                           ========= ========= ======== ========



  The accompanying notes to financial statements are an integral part of these
   Statements of Income. Reference is made to Note 1 for definitions of "Case
                         Industrial" and "Case Credit."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1998, AND DECEMBER 31, 1997
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                CONSOLIDATED             CASE INDUSTRIAL              CASE CREDIT
                         -------------------------- -------------------------- --------------------------
                         SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30, DECEMBER 31,
         ASSETS              1998          1997         1998          1997         1998          1997
         ------          ------------- ------------ ------------- ------------ ------------- ------------
Current Assets:
 Cash and cash
  equivalents...........    $  108        $  252       $   85        $  185       $   23        $   67
 Accounts and notes
  receivable............     2,712         2,053        1,865         1,459          854           705
 Inventories............     1,445         1,064        1,445         1,064          --            --
 Deferred income
  taxes.................       181           191          165           175           16            16
 Prepayments and
  other.................        59            40           59            40          --            --
                            ------        ------       ------        ------       ------        ------
   Total current
    assets..............     4,505         3,600        3,619         2,923          893           788
                            ------        ------       ------        ------       ------        ------
Long-Term Receivables...     1,752         1,605          179           252        1,557         1,340
Other Assets:
 Investments in joint
  ventures..............        98            82           83            66           15            16
 Investment in Case
  Credit................       --            --           411           357          --            --
 Goodwill and
  intangibles...........       325           319          325           319          --            --
 Other..................       740           376          189           173          567           215
                            ------        ------       ------        ------       ------        ------
   Total other assets...     1,163           777        1,008           915          582           231
                            ------        ------       ------        ------       ------        ------
Property, Plant and
 Equipment, at cost.....     2,080         1,987        2,076         1,983            4             4
Accumulated
 Depreciation...........    (1,039)         (988)      (1,037)         (987)          (2)           (1)
                            ------        ------       ------        ------       ------        ------
   Net property, plant
    and equipment.......     1,041           999        1,039           996            2             3
                            ------        ------       ------        ------       ------        ------
   Total................    $8,461        $6,981       $5,845        $5,086       $3,034        $2,362
                            ======        ======       ======        ======       ======        ======
 LIABILITIES AND EQUITY
 ----------------------
Current Liabilities:
 Current maturities of
  long-term debt........    $    5        $    8       $    5        $    8       $  --         $  --
 Short-term debt........     2,115         1,326          920           179        1,195         1,147
 Accounts payable.......       667           708          656           753           18            27
 Other accrued
  liabilities...........       748           828          717           799           31            67
                            ------        ------       ------        ------       ------        ------
   Total current
    liabilities.........     3,535         2,870        2,298         1,739        1,244         1,241
                            ------        ------       ------        ------       ------        ------
Long-Term Debt..........     2,020         1,404          669           669        1,351           735
Other Liabilities:
 Pension benefits.......       117           109          117           109          --            --
 Other postretirement
  benefits..............       155           137          155           137          --            --
 Other postemployment
  benefits..............        38            38           38            38          --            --
 Other..................       173           147          147           120           26            27
                            ------        ------       ------        ------       ------        ------
   Total other
    liabilities.........       483           431          457           404           26            27
                            ------        ------       ------        ------       ------        ------
Commitments and
 Contingencies (Note 6)
Minority Interest.......         7             2            5           --             2             2
Preferred Stock with
 Mandatory Redemption
 Provisions.............        77            77           77            77          --            --
Stockholders' Equity:
 Common Stock, $0.01
  par value; authorized
  200,000,000 shares,
  issued 77,650,417,
  outstanding
  72,841,868, as of
  September 30, 1998....         1             1            1             1          --            --
 Paid-in capital........     1,396         1,334        1,396         1,334          244           244
 Cumulative translation
  adjustment............      (106)          (94)        (106)          (94)         (24)          (16)
 Unearned compensation
  on restricted stock...       (17)          (14)         (17)          (14)         --            --
 Pension liability
  adjustment............        (8)           (8)          (8)           (8)         --            --
 Retained earnings......     1,316         1,074        1,316         1,074          191           129
 Treasury stock,
  4,808,549 shares, at
  cost, as of September
  30, 1998..............      (243)          (96)        (243)          (96)         --            --
                            ------        ------       ------        ------       ------        ------
   Total stockholders'
    equity..............     2,339         2,197        2,339         2,197          411           357
                            ------        ------       ------        ------       ------        ------
   Total................    $8,461        $6,981       $5,845        $5,086       $3,034        $2,362
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

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (IN MILLIONS)
                                  (UNAUDITED)

                           CONSOLIDATED       CASE INDUSTRIAL       CASE CREDIT
                           ------------       ---------------       -----------
                         NINE MONTHS ENDED   NINE MONTHS ENDED   NINE MONTHS ENDED
                           SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                           -------------       -------------       -------------
                           1998      1997      1998      1997      1998      1997
                         ---------  -------- --------  --------  --------  --------
Operating activities:
 Net income............  $     258  $   280  $    258  $    280  $     62  $     62
 Adjustments to
  reconcile net income
  to net cash provided
  (used) by operating
  activities--
   Depreciation and
    amortization.......        135      118       106       102        29        16
   Deferred income tax
    expense (benefit)..          6       16         6        18       --         (2)
   (Gain) loss on
    disposal of fixed
    assets.............         (1)      (1)       (1)       (1)      --        --
   Cash paid for
    restructuring......        (25)    (104)      (25)     (104)      --        --
   Undistributed
    (earnings) loss of
    unconsolidated
    subsidiaries.......        --        (4)      (62)      (66)        1       --
   Changes in
    components of
    working capital--
     Increase in
      receivables......       (644)    (455)     (379)     (260)     (162)     (198)
     Increase in
      inventories......       (350)    (227)     (350)     (227)      --        --
     (Increase)
      decrease in
      prepayments and
      other current
      assets...........        (18)      15       (18)       15       --        --
     Increase
      (decrease) in
      payables.........        (53)      72      (146)       79       (10)       (3)
     Increase
      (decrease) in
      accrued
      liabilities......        (81)     (38)      (46)      (27)      (37)      (10)
   (Increase) decrease
    in long-term
    receivables........       (197)      26        57       135      (251)     (112)
   Increase (decrease)
    in other
    liabilities........         44       58        44        58       --        --
   Other, net..........        (85)     (42)       (8)       (8)      (79)      (33)
                         ---------  -------  --------  --------  --------  --------
      Net cash provided
       (used) by
       operating
       activities......     (1,011)    (286)     (564)       (6)     (447)     (280)
                         ---------  -------  --------  --------  --------  --------
Investing activities:
 Proceeds from sale of
  businesses and
  assets...............          7       28         7        28       --        --
 Expenditures for
  property, plant and
  equipment............       (108)     (65)     (108)      (64)      --         (1)
 Expenditures for
  equipment on
  operating leases.....       (273)     (68)      --        --       (273)      (68)
 Acquisitions and
  investments..........        (61)     (28)      (61)      (12)      --        (16)
                         ---------  -------  --------  --------  --------  --------
      Net cash provided
       (used) by
       investing
       activities......       (435)    (133)     (162)      (48)     (273)      (85)
                         ---------  -------  --------  --------  --------  --------
Financing activities:
 Proceeds from issuance
  of long-term debt....        629      --        --        --        629       --
 Payment of long-term
  debt.................         (3)     --         (3)      --        --        --
 Net increase
  (decrease) in short-
  term debt and
  revolving credit
  facilities...........        774      463       726        90        48       373
 Capital contribution..        --       --        --        (20)      --         20
 Proceeds from issuance
  of common stock......         52       45        52        45       --        --
 Dividends paid (common
  and preferred).......        (16)     (16)      (16)      (16)      --        --
 Repurchases of common
  stock................       (145)     (32)     (145)      (32)      --        --
 Other, net............         12       13        12        13       --        --
                         ---------  -------  --------  --------  --------  --------
      Net cash provided
       (used) by
       financing
       activities......      1,303      473       626        80       677       393
                         ---------  -------  --------  --------  --------  --------
Effect of foreign
 exchange rate changes
 on cash and cash
 equivalents...........         (1)      (3)      --         (3)       (1)      --
                         ---------  -------  --------  --------  --------  --------
Increase (decrease) in
 cash and cash
 equivalents...........  $    (144) $    51  $   (100) $     23  $    (44) $     28
Cash and cash
 equivalents, beginning
 of period.............        252      116       185        99        67        17
                         ---------  -------  --------  --------  --------  --------
Cash and cash
 equivalents, end of
 period................  $     108  $   167  $     85  $    122  $     23  $     45
                         =========  =======  ========  ========  ========  ========
Cash paid during the
 period for interest...  $     165  $   143  $     76  $     65  $     89  $     78
                         =========  =======  ========  ========  ========  ========
Cash paid during the
 period for taxes......  $     106  $   125  $     78  $     94  $     28  $     31
                         =========  =======  ========  ========  ========  ========

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

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                         CUMULATIVE                PENSION
                          COMMON PAID-IN TRANSLATION   UNEARNED   LIABILITY  RETAINED TREASURY
                          STOCK  CAPITAL ADJUSTMENT  COMPENSATION ADJUSTMENT EARNINGS  STOCK   TOTAL
                          ------ ------- ----------- ------------ ---------- -------- -------- ------
Balance, December 31,
 1996...................   $ 1   $1,238     $ (14)       $ (9)       $(4)     $  693   $  (1)  $1,904
 Net income.............    --       --        --          --         --         403      --      403
 Dividends declared.....    --       --        --          --         --         (22)     --      (22)
 Translation
  adjustment............    --                (80)         --         --          --      --      (80)
 Capital contributions
  on stock issuance.....    --       84        --          --         --          --      --       84
 Recognition of
  compensation on
  restricted stock......    --       --        --           6         --          --      --        6
 Issuance of restricted
  stock, net of
  forfeitures...........    --       12        --         (11)        --          --      (1)      --
 Pension liability
  adjustment............    --       --        --          --         (4)         --      --       (4)
 Acquisition of treasury
  stock.................    --       --        --          --         --          --     (94)     (94)
                           ---   ------     -----        ----        ---      ------   -----   ------
Balance, December 31,
 1997...................     1    1,334       (94)        (14)        (8)      1,074     (96)   2,197
 Net income.............    --       --        --          --         --         258      --      258
 Dividends declared.....    --       --        --          --         --         (16)     --      (16)
 Translation
  adjustment............    --       --       (12)         --         --          --      --      (12)
 Capital contributions
  on stock issuance.....    --       52        --          --         --          --      --       52
 Recognition of
  compensation on
  restricted stock......    --       --        --           5         --          --      --        5
 Issuance of restricted
  stock, net of
  forfeitures...........    --       10        --          (8)        --          --      (2)      --
 Acquisition of treasury
  stock.................    --       --        --          --         --          --    (145)    (145)
                           ---   ------     -----        ----        ---      ------   -----   ------
Balance, September
 30, 1998...............   $ 1   $1,396     $(106)       $(17)       $(8)     $1,316   $(243)  $2,339
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

  Case Industrial --The financial information captioned "Case Industrial"
                    reflects the consolidation of all majority-owned subsidiaries except for the wholly owned retail credit subsidiaries. The credit operations are included on an equity basis.

  Case Credit-- The financial information captioned "Case Credit" reflects the consolidation of Case's retail credit subsidiaries.

  All significant intercompany transactions, including activity within and between Case Industrial and Case Credit, have been eliminated.

  In the opinion of management, the accompanying unaudited financial statements of Case Corporation and Consolidated Subsidiaries contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of September 30, 1998, and the results of operations, changes in stockholders' equity and cash flows for the periods indicated. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. Interim financial results are not necessarily indicative of operating results for an entire year.

  Certain reclassifications have been made to conform the prior years' financial statements to the 1998 presentation.

(2) ACCOUNTING PRONOUNCEMENTS

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement for the period in which they are recognized. For interim reporting, the Company has chosen to disclose comprehensive income in the Notes to the Financial Statements. See Note 9, "Comprehensive Income."

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

  Inventories consist of the following (in millions):

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1998          1997
                                                      ------------- ------------
      Raw materials..................................    $  291        $  207
      Work-in-process................................       142           135
      Finished goods.................................     1,012           722
                                                         ------        ------
          Total inventories..........................    $1,445        $1,064
                                                         ======        ======

(4) ASSET-BACKED SECURITIZATIONS

  During the first nine months of 1998, limited-purpose business trusts organized by Case Credit issued $1,379 million of asset-backed securities to outside investors. Case Credit has sold $1,403 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. During the first nine months of 1997, limited-purpose business trusts organized by Case Credit issued $1,706 million of asset-backed securities to outside investors. Case Credit had sold $1,301 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. The proceeds from the sale of the retail notes were used to repay outstanding debt and to finance additional receivables.

(5) INCOME TAXES

  On a consolidated basis, the Company's effective income tax rate of 32% for the first nine months of 1998 and 1997 was lower than the U.S. statutory tax rate of 35% primarily due to recognition of tax benefits associated with the Company's foreign sales corporation, research and development tax credits and a reduction in the tax valuation reserve in certain foreign jurisdictions, partially offset by state income taxes and foreign income taxed at different rates.

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

(7) ACQUISITION OF BUSINESSES AND INVESTMENTS

  In the third quarter of 1998, Case and Sumitomo (S.H.I) Construction Machinery Co., Ltd. completed a global alliance to manufacture and market hydraulic excavators. This alliance, covering both new and existing technology, will enable Case to increase its penetration of the global excavator market and expand its participation in a number of regions around the world. During the third quarter, the Company also announced an agreement to acquire certain assets of DMI, Inc. ("DMI"). The acquisition of DMI, the leading producer of soil management equipment in North America, broadens Case's implement business to include an innovative line of tillage and fertilizer applicator products and adds DMI's recognized knowledge in soil management to Case's growing farm practice expertise. DMI, with operations in Goodfield, Illinois, had sales of approximately $77 million in 1997.

  During the second quarter of 1998, the Company acquired certain assets of the Tyler Industries division ("Tyler") of IBOCO, Inc. The acquisition of Tyler, a designer, manufacturer and distributor of a complete line of chemical and fertilizer sprayers and applicators, strengthens Case's equipment line for large-scale production agriculture and provides another application for Case's Advanced Farming Systems. Tyler, with operations in Benson, Minnesota, had sales of approximately $66 million in 1997.

(8) EARNINGS PER SHARE OF COMMON STOCK

                                                          THREE
                                                         MONTHS    NINE MONTHS
                                                          ENDED       ENDED
                                                        SEPTEMBER   SEPTEMBER
                                                           30,         30,
                                                       ----------- -----------
                                                       1998  1997  1998  1997
                                                       ----- ----- ----- -----
Earnings per average share of Common Stock (shares in
 millions):
Basic
  Net earnings per share of common stock.............. $0.84 $1.03 $3.44 $3.72
                                                       ===== ===== ===== =====
  Weighted-average shares outstanding.................  72.6  74.3  73.4  73.8
Diluted
  Net earnings per share of common stock.............. $0.82 $0.98 $3.30 $3.54
                                                       ===== ===== ===== =====
  Weighted-average shares outstanding, assuming full
   dilution...........................................  76.7  79.3  78.0  78.9

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9) COMPREHENSIVE INCOME

  Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The components of comprehensive income for the three and nine months ended September 30, 1998 and 1997, are as follows (in millions):

                                                                       NINE
                                                                      MONTHS
                                                    THREE MONTHS       ENDED
                                                        ENDED        SEPTEMBER
                                                    SEPTEMBER 30,       30,
                                                    --------------   ----------
                                                     1998    1997    1998  1997
                                                    ------  ------   ----  ----
Net income......................................... $   63  $   78   $258  $280
Pension liability adjustment, net of taxes.........    --      --     --    --
Translation adjustment, net of taxes...............      8     (15)   (12)  (63)
                                                    ------  ------   ----  ----
Comprehensive income............................... $   71  $   63   $246  $217
                                                    ======  ======   ====  ====

(10) LONG-TERM DEBT

  During the second quarter of 1998, Case Credit increased its $550 million debt security program to $1 billion pursuant to a shelf registration statement filed with the Securities and Exchange Commission in May 1998. During the first nine months of 1998, Case Credit issued $629 million of its medium-term notes in the United States, with maturities of two to three years and interest rates ranging from 5.8% to 6.0%, pursuant to this registration statement. The net proceeds from the offerings will be used to fund Case Credit's growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness.

(11) OTHER MATTERS

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

(12) SUBSEQUENT EVENTS

  In the fourth quarter, Case Credit issued $159 million of floating and fixed rate medium-term notes pursuant to its $1 billion shelf registration statement filed with the Securities and Exchange Commission in May 1998. These notes have maturities that range between eighteen to twenty-four months and bear interest based on three month LIBOR for the floating rate notes, and 6.24% for the fixed rate notes. Also pursuant to the $1 billion shelf registration statement, Case Credit issued $100 million principal amount of 6.125% notes due October 5, 2001, and $100 million principal amount of floating rate notes due January 21, 2000, with an initial rate of 5.91%. The net proceeds from these issuances will be used to fund Case Credit's growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness.

  During the fourth quarter of 1998, Case Credit's Canadian subsidiary, Case Credit, Ltd., established a C$750 million medium-term note program pursuant to a short form prospectus and prospectus supplement filed with the Canadian Securities Administrators. As of the date of this filing, Case Credit has not issued any medium-term notes under this program.

  During the fourth quarter, a limited-purpose business trust organized by Case Credit priced $628.9 million of asset-backed securities for issuance to outside investors. In connection with these issuances, Case Credit will sell $448.6 million of retail notes to the trust in November 1998. An additional $201.4 million of retail notes will be sold to the trust as receivables are generated. The net proceeds from the sale of the retail notes will be used to repay short-term indebtedness and to finance additional receivables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF RESULTS OF OPERATIONS

 Three Months Ended September 30, 1998 vs. Three Months Ended September 30,
1997

EARNINGS

  The Company recorded net income of $63 million for the third quarter of 1998, down 19% or $15 million from $78 million for the third quarter of 1997. Diluted earnings per share for the third quarter of 1998 was $0.82 per share as compared to $0.98 per share in the same quarter of 1997, primarily reflecting the year-over-year decrease in net income partially offset by a decrease in the number of common shares outstanding.

  The Company's industrial operations recorded income, before equity income of Case Credit, of $38 million in the third quarter of 1998 versus $55 million in the comparable quarter of 1997. On a pretax basis, the Company's industrial operations recorded earnings of $55 million in comparison to $81 million in the same quarter of 1997. The industrial effective income tax rate decreased from 32% in the third quarter of 1997 to 31% in the third quarter of 1998, primarily due to tax benefits associated with the Company's foreign sales corporation, research and development tax credits and a reduction in the tax valuation reserves in certain foreign jurisdictions, partially offset by state income taxes and foreign income taxed at different rates.

  Case's operating earnings for the third quarter of 1998 were $106 million versus $123 million for the same period in 1997. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles and extraordinary items, including the income of Case Credit on an equity basis. The year-over-year decrease in operating earnings is attributable to a decline in sales of higher-margin agricultural equipment, unfavorable foreign exchange rates in Australia and Canada, and substantially higher new product launch costs, partially offset by pricing and cost reduction initiatives.

  A reconciliation of the Company's industrial net income to operating earnings is as follows (in millions):

                                                                        CASE
                                                                     INDUSTRIAL
                                                                        THREE
                                                                       MONTHS
                                                                        ENDED
                                                                      SEPTEMBER
                                                                         30,
                                                                     -----------
                                                                     1998  1997
                                                                     ----- -----
      Net income.................................................... $  63 $  78
      Income tax provision..........................................    17    26
      Interest expense..............................................    26    19
                                                                     ----- -----
      Operating earnings............................................ $ 106 $ 123
                                                                     ===== =====

REVENUES

  On a consolidated basis, worldwide revenues increased $90 million or 6% in the third quarter of 1998 to $1,534 million. Net sales of equipment and parts increased $69 million or 5% to $1,449 million. The increase in net sales consists primarily of a 2% volume increase, a 2% increase as a result of acquisitions and a 1% improvement in pricing realization. Net sales in the third quarter of 1998 increased in North America and Europe, with year-over-year increases of 9% and 4%, respectively. In addition, net sales in the Company's Latin American region increased by 25% as compared to the prior year. Net sales in the Asia Pacific region were down 28% versus the prior year due to continued unfavorable economic conditions in that region. Worldwide, net sales of agricultural equipment decreased 1% over the comparable period in 1997, while third quarter net sales of construction equipment increased 21% over the same period in 1997.

NET SALES

  Worldwide net sales of agricultural equipment decreased 1% in the third quarter of 1998 as compared to the third quarter of 1997. The decrease in sales of agricultural equipment in North America reflects lower sales of combines, 40-plus horsepower tractors and four-wheel drive tractors, partially offset by increased sales of MAGNUM(TM) (120-plus horsepower) tractors. In Europe, the Company experienced lower year-over-year third quarter sales of combines and 40-plus horsepower tractors, partially offset by increased sales of MAGNUM(TM) tractors, cotton pickers, hay and forage equipment and implements. Year-over-year sales in the Company's Asia Pacific region also decreased, reflecting continued unfavorable economic conditions in that region. The decrease in agricultural sales in the Asia Pacific region reflects lower sales of tractors, sugar cane harvesters and combines, partially offset by increased sales of hay and forage equipment. In the Company's Latin American region, the Company experienced increases in year-over-year sales of cotton pickers, combines and sugar cane harvesters, partially offset by decreased sales of tractors.

  Worldwide net sales of construction equipment increased 21% in the third quarter of 1998 as compared to the third quarter of 1997. The increase in sales of construction equipment in North America was driven by increases in sales of loader/backhoes, crawlers, skid steers and trenchers, partially offset by decreased sales of wheel loaders and excavators. In Europe, the Company experienced higher year-over-year third quarter sales of loader/backhoes and excavators, partially offset by decreased sales of skid steers. In the Company's Asia Pacific region, sales of construction equipment were primarily impacted by lower sales of loader/backhoes, wheel loaders and skid steers, as unfavorable economic conditions in the region continued during the third quarter of 1998. In the Company's Latin American region, increased sales of construction equipment reflects increased sales of loader/backhoes, wheel loaders and excavators, partially offset by lower sales of crawlers.

COSTS AND EXPENSES

  Cost of goods sold for the industrial operations increased $74 million to $1,149 million in the third quarter of 1998 as compared to the same period in 1997, primarily due to the sales volume increase. Cost of goods sold as a percentage of net sales increased to 79.3% in the third quarter of 1998 from 77.9% in the third quarter of 1997. This increase as a percentage of net sales reflects the impact of foreign currency exchange and changes in geographic and product line sales mix, partially offset by pricing actions and cost improvement initiatives.

  Selling, general and administrative expenses for the industrial operations increased by $10 million to $165 million in the third quarter of 1998 as compared to $155 million in the third quarter of 1997. As a percentage of net sales, selling, general and administrative expenses for the third quarter of 1998 was 11.4% as compared to 11.2% in the third quarter of 1997. This year-over-year increase primarily reflects increased selling expenses related to low rate and other sales financing programs, partially offset by the Company's ongoing cost improvement initiatives. Case Industrial makes payments to Case Credit in an amount equal to the difference between the rate actually paid by the retail customers and the rate charged by Case Credit. These payments are included in selling, general and administrative expenses of Case Industrial and are eliminated to arrive at consolidated selling, general and administrative expenses.

  Research, development and engineering expenses increased to $58 million in the third quarter of 1998 as compared to $49 million in the third quarter of 1997, primarily due to expenditures for new product development.

  Interest expense for Case's industrial operations was $26 million for the third quarter of 1998, $7 million higher than the same period of 1997. The increase in interest expense was due to higher average debt levels during the third quarter of 1998 as compared to the third quarter of 1997.

CREDIT OPERATIONS

  Net income for the third quarter of 1998 of $25 million was $2 million higher than the $23 million reported in the third quarter of 1997. Net income for 1998 reflects higher earnings as a result of increased levels of on-balance-sheet receivables, including higher lease income from operating leases and higher realized gains from the sale of retail notes under asset-backed securitizations. These amounts were partially offset by increased interest expense as a result of higher average on-book receivables, as well as increased depreciation of equipment on operating leases.

  Case Credit reported total revenues of $108 million for the third quarter of 1998 as compared to $75 million for the third quarter of 1997. Finance income earned on retail notes and finance leases increased to $36 million in the third quarter of 1998 as compared to $29 million for the same period in 1997, primarily due to increased levels of on-balance-sheet receivables. In addition, Case Credit realized higher year-over-year gains on retail notes sold and higher securitization and servicing fee income of $7 million and $2 million, respectively. Operating lease income increased $11 million to a total of $20 million for the third quarter of 1998, reflecting the growth in Case Credit's operating lease portfolio.

  Interest expense for the third quarter of 1998 was $43 million, up $15 million from the $28 million reported in the third quarter of 1997. The increase in interest expense resulted from higher average debt levels during the third quarter of 1998 as compared to the prior year period, primarily due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases.

  Operating expenses increased $13 million to a total of $26 million in the third quarter of 1998 as compared to the third quarter of 1997. This increase primarily resulted from higher year-over-year depreciation expense relating to Case Credit's larger operating lease portfolio, as well as higher operating expenses in support of Case Credit's growth initiatives.

  As of September 30, 1998, Case Credit's serviced portfolio of receivables increased 30% over the same time last year to a record $6.4 billion. This growth resulted from Case Credit's focus on new markets and new products, including retail financing through Case Credit's European joint venture, Case Credit Europe S.A.S. Gross receivables originated in the first nine months of 1998 increased 41% for a total of $3.2 billion versus the same period in 1997. During the first nine months of 1998, limited-purpose business trusts organized by Case Credit issued $1,379 million of asset-backed securities to outside investors. Case Credit has sold $1,403 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. During the first nine months of 1997, limited-purpose business trusts organized by Case Credit issued $1,706 million of asset-backed securities to outside investors. Case Credit had sold $1,301 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. The proceeds from the sale of the retail notes were used to repay outstanding debt and to finance additional receivables.

 Nine Months Ended September 30, 1998 vs. Nine Months Ended September 30, 1997

EARNINGS

  The Company recorded net income of $258 million for the first nine months of 1998, down 8% or $22 million from net income of $280 million for the first nine months of 1997. Diluted earnings per share for the first nine months of 1998 was $3.30 per share as compared to $3.54 per share in the same period of 1997, primarily reflecting the year-over-year decrease in net income partially offset by a decrease in the number of common shares outstanding.

  The Company's industrial operations recorded income, before equity income in Case Credit, of $196 million in the first nine months of 1998 versus $218 million in the first nine months of 1997. On a pretax basis, the Company's industrial operations recorded earnings of $282 million in comparison to $321 million in 1997, a $39 million or 12% decrease from the first nine months of 1997. The industrial effective income tax rate decreased from 32% in the first nine months of 1997 to 30% in the first nine months of 1998, primarily due to tax benefits associated with the Company's foreign sales corporation, research and development tax credits and a reduction in the tax valuation reserves in certain foreign jurisdictions, partially offset by state income taxes and foreign income taxed at different rates.

  Case's operating earnings for the first nine months of 1998 were $414 million versus $437 million for the same period in 1997. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles and extraordinary items, including the income of Case Credit on an equity basis. The year-over-year decrease in operating earnings is primarily attributable to expenses and operating inefficiencies related to the Company's negotiations with the United Automobile, Aerospace and Agricultural Implement Workers of America (the "UAW"), unfavorable foreign currency exchange rates and substantially higher new product launch expenses, partially offset by pricing and cost reduction initiatives.

  A reconciliation of the Company's industrial net income to operating earnings is as follows (in millions):

                                                                        CASE
                                                                     INDUSTRIAL
                                                                     NINE MONTHS
                                                                        ENDED
                                                                      SEPTEMBER
                                                                         30,
                                                                     -----------
                                                                     1998  1997
                                                                     ----- -----
      Net income.................................................... $ 258 $ 280
      Income tax provision..........................................    86   103
      Interest expense..............................................    70    54
                                                                     ----- -----
        Operating earnings.......................................... $ 414 $ 437
                                                                     ===== =====

REVENUES

  On a consolidated basis, worldwide revenues increased $372 million or 9% in the first nine months of 1998 to $4,649 million. Net sales of equipment and parts increased $330 million or 8% to $4,433 million. The increase in net sales consists primarily of a 7% volume increase and a 2% improvement in price realization, partially offset by a 1% deterioration resulting from the impact of foreign exchange. Net sales in the first nine months of 1998 increased in North America and Europe, with year-over-year increases of 12% and 5%, respectively. Net sales also increased in the Company's Latin American region, increasing 35% as compared to the prior year. Net sales in the Asia Pacific region were down 27% versus the prior year as unfavorable economic conditions continued in this region during the first nine months of 1998. Worldwide, net sales of agricultural equipment increased 5% over the comparable period in 1997, while net sales of construction equipment increased 19% over prior year levels.

NET SALES

  Worldwide net sales of agricultural equipment increased 5% in the first nine months of 1998 as compared to the first nine months of 1997. The increase in sales of agricultural equipment in North America was driven by increases in sales of tractors and hay and forage equipment, partially offset by decreased sales of combines and cotton pickers. In Europe, year-over-year agricultural equipment sales were flat, with increased sales of cotton pickers, hay and forage equipment and implements offset by decreased sales of MAGNUM(TM) tractors, 40-plus horsepower tractors and combines. In the Company's Asia Pacific region, agricultural sales were down in nearly all product categories, reflecting continued unfavorable economic conditions in that region. In the Company's Latin American region, the Company experienced increases in year-over-year sales of cotton pickers, tractors and combines, partially offset by decreased sales of sugar cane harvesters.

  Worldwide net sales of construction equipment increased 19% in the first nine months of 1998 as compared to the first nine months of 1997. In North America, year-to-date sales of construction equipment increased in nearly all product categories, driven by significant increases in sales of loader/backhoes, skid steers, excavators, crawlers and wheel loaders. The increase in net sales of construction equipment in Europe primarily reflects increased sales of excavators, loader/backhoes, wheel loaders and skid steers. Unfavorable economic conditions continued during the first nine months of 1998 in the Company's Asia Pacific region. As a result, the Company experienced lower year-over-year sales of construction equipment in most product categories, partially offset by increased sales of excavators. In the Company's Latin American region, increased sales of construction equipment reflect increased sales of loader/backhoes and wheel loaders.

COSTS AND EXPENSES

  Cost of goods sold for the industrial operations increased $304 million to $3,442 million in the first nine months of 1998 as compared to the same period in 1997, primarily due to the sales volume increase. Cost of goods sold as a percentage of net sales increased to 77.6% in the first nine months of 1998 as compared to 76.5% in 1997. This increase as a percentage of net sales reflects changes in geographic and product line sales mix, the impact of foreign currency exchange and operating inefficiencies associated with the Company's negotiations with the UAW, partially offset by pricing actions and cost improvement initiatives.

  Selling, general and administrative expenses for the industrial operations increased $35 million to $486 million in the first nine months of 1998, as compared to $451 million in the comparable period of 1997. This year-over-year increase reflects increases in general and administrative expenses related to the Company's Year 2000 remediation procedures, one-time costs associated with the Company's negotiations with the UAW, as well as increased selling expenses related to low rate and other sales financing programs, partially offset by the impact of foreign currency exchange and ongoing cost reduction initiatives. As a percentage of net sales, selling, general and administrative expenses were 11.0% in the first nine months of 1998 and 1997.

  Research, development and engineering expenses increased to $167 million in the first nine months of 1998 as compared to $141 million in the first nine months of 1997, primarily due to expenditures for new product development.

  Interest expense for Case's industrial operations was $70 million for the first nine months of 1998, $16 million higher than the same period of 1997. The increase in interest expense was due to higher average debt levels during the first nine months of 1998 as compared to the first nine months of 1997.

  The consolidated effective income tax rates of 32% for the first nine months of 1998 and 1997 were lower than the U.S. statutory rate of 35% primarily due to recognition of tax benefits associated with the Company's foreign sales corporation, research and development tax credits and a reduction in the tax valuation reserve in certain foreign jurisdictions, partially offset by state income taxes and foreign income taxed at different rates.

CREDIT OPERATIONS

  Net income for the first nine months of 1998 of $62 million was consistent with the comparable period of 1997. Net income for 1998 reflects higher earnings as a result of increased levels of on-balance-sheet receivables, including higher lease income from operating leases and higher realized gains from the sale of retail notes under asset-backed securitizations. These amounts were offset by increased interest expense as a result of higher average on-book receivables, as well as increased depreciation of equipment on operating leases.

  Case Credit reported total revenues of $264 million for the first nine months of 1998 as compared to $201 million for the first nine months of 1997. Finance income earned on retail notes and finance leases increased to $98 million in the first nine months of 1998 as compared to $75 million for the same period in 1997, primarily due to increased levels of on-balance-sheet receivables. In addition, operating lease income increased $23 million to a total of $46 million for the first nine months of 1998, reflecting the growth in Case Credit's operating lease portfolio.

  Interest expense for the first nine months of 1998 was $103 million, up $31 million from the $72 million reported in the first nine months of 1997. The increase in interest expense resulted from higher average debt levels during the first nine months of 1998 as compared to the prior year period, primarily due to the growth in Case Credit's on-balance-sheet receivables and increased equipment on operating leases.

  Operating expenses increased $27 million to a total of $65 million in the first nine months of 1998 as compared to the first nine months of 1997. This increase primarily resulted from higher year-over-year depreciation expense relating to Case Credit's larger operating lease portfolio, as well as higher operating expenses in support of Case Credit's growth initiatives.

  During the first nine months of 1998, Case Credit's serviced portfolio of receivables increased 30% over the same time last year to a record $6.4 billion. Growth in the first nine months of 1998 resulted from Case Credit's focus on new markets and new products, including retail financing through Case Credit's European joint venture, Case Credit Europe S.A.S. Gross receivables originated in the first nine months of 1998 increased 41% for a total of $3.2 billion versus the same period in 1997. During the first nine months of 1998, limited-purpose business trusts organized by Case Credit issued $1,379 million of asset-backed securities to outside investors. Case Credit has sold $1,403 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. During the first nine months of 1997, limited-purpose business trusts organized by Case Credit issued $1,706 million of asset-backed securities to outside investors. Case Credit had sold $1,301 million of U.S. and Canadian retail notes to the trusts in connection with these issuances. The proceeds from the sale of the retail notes were used to repay outstanding debt and to finance additional receivables.

LIQUIDITY AND CAPITAL RESOURCES

  The discussion of liquidity and capital resources focuses on the balance sheets and statements of cash flows. The Company's operations are capital intensive and subject to seasonal variations in financing requirements for dealer receivables and inventories. Whenever necessary, funds provided from operations are supplemented from external sources.

  In the first nine months of 1998, cash used by operating activities was $1,011 million. Cash used by the industrial operations and Case Credit during the first nine months of 1998 was $564 million and $447 million, respectively. The net cash used by operating activities primarily resulted from increased levels of wholesale and retail receivables and inventory, partially offset by net income and depreciation and amortization. The increase in wholesale and retail receivables reflects higher levels of actual sales volumes, as well as increased levels of on-balance-sheet receivables as part of Case Credit's growth initiatives. Inventories have increased since December 31, 1997, largely due to growth in the Company's Latin American region and the impact of 1997 acquisitions. In addition, inventories have increased as a result of anticipated third quarter shipments to Eastern Europe and the Commonwealth of Independent States that, as a result of deteriorating economic conditions in these regions, are not expected to materialize in 1998. Cash used by operating activities was $286 million in the first nine months of 1997. This use of cash primarily reflects increased inventories and retail receivables, as well as expenditures for restructuring-related activities, including closure costs for the Neuss, Germany, facility. These uses of cash were partially offset by net income and depreciation and amortization.

  Cash used by investing activities was $435 million in the first nine months of 1998. As of September 30, 1998, Case has expended approximately $108 million for property, plant and equipment as compared to $65 million for the comparable period of 1997. Cash used by Case Credit was $273 million versus $85 million for the first nine months of 1997, reflecting increased year-over-year expenditures for equipment on operating leases due to the growth in Case Credit's operating lease portfolio. During the first nine months of 1998, the Company expended approximately $61 million on strategic acquisitions and investments. In the third quarter of 1998, Case and Sumitomo (S.H.I.) Construction Machinery Co., Ltd. completed a global alliance to manufacture and market hydraulic excavators. In the second quarter of 1998, Case acquired certain assets of the Tyler Industries division of IBOCO, Inc., a designer, manufacturer and distributor of a complete line of chemical and fertilizer sprayers and applicators.

  Net cash provided by financing activities was $1,303 million for the first nine months of 1998. The cash provided by financing activities was primarily used to support increased levels of receivables and inventories, as well as increased equipment on operating leases. In addition, the Company used $145 million of cash to repurchase shares of its Common Stock under its previously announced share repurchase programs. During the first nine months of 1998, Case Credit issued an aggregate of $629 million of medium-term notes pursuant to a shelf registration statement filed with the Securities and Exchange Commission. The net proceeds from the medium-term note issuances will be used to fund Case Credit's growth initiatives and for other corporate purposes, including the repayment of indebtedness. During the first nine months of 1997, net cash provided by financing activities was $473 million, primarily due to increased short-term borrowings to fund Case Credit's growing portfolio of receivables.

  Total debt at September 30, 1998, was $4,140 million, of which $2,546 million related to Case Credit. The consolidated debt to capitalization ratio, defined as total debt divided by the sum of total debt, stockholders' equity and preferred stock with mandatory redemption provisions was 63.1% at September 30, 1998, and the Company's industrial debt to capitalization ratio was 39.75%. The consolidated and industrial ratios at December 31, 1997, were 54.6% and 27.3%, respectively.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

  The Company has various sources of future liquidity including asset-backed securitization markets, public debt offerings and other available lines of credit.

  In the fourth quarter, Case Credit issued $159 million of floating and fixed rate medium-term notes pursuant to its $1 billion shelf registration statement filed with the Securities and Exchange Commission in May 1998. These notes have maturities that range between eighteen to twenty-four months and bear interest based on three month LIBOR for the floating rate notes, and 6.24% for the fixed rate notes. Also pursuant to the $1 billion shelf registration statement, Case Credit issued $100 million principal amount of 6.125% notes due October 5, 2001, and $100 million principal amount of floating rate notes due January 21, 2000, with an initial rate of 5.91%. The net proceeds from these issuances will be used to fund Case Credit's growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness.

  During the fourth quarter of 1998, Case Credit's Canadian subsidiary, Case Credit, Ltd., established a C$750 million medium-term note program pursuant to a short form prospectus and prospectus supplement filed with the Canadian Securities Administrators. As of the date of this filing, Case Credit has not issued any medium-term notes under this program.

  During the fourth quarter, a limited-purpose business trust organized by Case Credit priced $628.9 million of asset-backed securities for issuance to outside investors. In connection with these issuances, Case Credit will sell $448.6 million of retail notes to the trust in November 1998. An additional $201.4 million of retail notes will be sold to the trust as receivables are generated. The net proceeds from the sale of the retail notes will be used to repay short-term indebtedness and to finance additional receivables.

  During the third quarter, the Company completed the repurchase of Case Common Stock pursuant to a four million share repurchase program authorized by the Company's Board of Directors in May 1997. On July 10, 1998, the Company's Board of Directors authorized a second program for the purchase from time to time of up to eight million shares of the Company's Common Stock. The purchase of Case Common Stock under this program is at the Company's discretion, subject to prevailing financial and market conditions.

  Due to a combination of anticipated lower projected farm income in many of Case's major markets and deteriorating economic conditions in several emerging markets, Case announced that it was further reducing its 1998 production of agricultural equipment by an additional 3% in the fourth quarter, for a total reduction of 15% for the year. The Company will reduce its worldwide workforce, including contract and temporary personnel, by approximately 2,000 employees as a result of the lower production volumes and the Company's continuing process reengineering and outsourcing efforts. As a result of these initiatives, Case will incur a one-time charge of approximately $70 million to $80 million in the fourth quarter of 1998. The Company anticipates funding these actions with cash flows from operations and additional borrowings.

YEAR 2000

  In July 1996, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000," which requires that costs associated with modifying computer software for the Year 2000 be expensed as incurred. Through Case's ongoing process of evaluating and performing systems and software upgrades and enhancements, the Company has been actively addressing Year 2000 issues since 1995.

  Case Corporation understands that it is important to our customers and stakeholders that Case's products, services and internal systems are not adversely affected by the Year 2000. Case has implemented procedures that it deems necessary to safeguard the Company from computer-related issues associated with adverse effects as a result of improperly recognizing the millennial date change. These procedures include inventorying/assessing, planning, constructing/testing, and implementing/certifying, where necessary, critical internal-use systems. The Company believes, based upon its review and efforts to date, that future external and internal costs to be incurred for the modification of internal-use software to address Year 2000 issues will not have a material adverse effect on Case's financial position, cash flows or results of operations. The Company believes, based upon its review and efforts to date, that external and internal remediation costs to be incurred for the modification of internal-use software to address Year 2000 issues will, in the aggregate, approximate $40 million to $50 million through the end of 1999. Through September 30, 1998, the Company has incurred approximately $19 million of the estimated external and internal remediation costs to address Year 2000 issues.

  Case has also undertaken a program to alert its suppliers and dealers of Year 2000 issues. Based on its contacts with suppliers and dealers, the Company believes that its most important suppliers will be Year 2000 compliant by December 31, 1998. Case will continue to work with its remaining suppliers and its dealers throughout 1999 to secure Year 2000 compliance by December 31, 1999. As a result, and subject to the Company's ongoing compliance efforts, the costs and uncertainties relating to timely resolution of Year 2000 issues applicable to the Company's business and operations are not reasonably expected by the Company to have a material adverse effect on Case's financial position, cash flows or results of operations.

  Based upon Case's review and efforts to date, the Company currently anticipates completion of critical Year 2000 compliance issues by mid-1999. The Company plans to continue integration testing throughout the balance of 1999. In the event Case's Year 2000 compliance efforts, as well as the efforts of the Company's suppliers and dealers, individually and in the aggregate, are not successful, it could have a material adverse effect on the Company's financial position, cash flows and results of operations. As a result, the Company is in the process of developing Year 2000 contingency plans that will be designed to mitigate the impact on the Company in the event that its Year 2000 compliance efforts are not successful. The targeted completion date for the Company's contingency planning is mid-1999.

  The information included in this "Year 2000" section represents forward-looking statements and involves risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

OUTLOOK

  The market outlook for Case's agricultural and construction equipment and financial services business is decidedly mixed throughout the world.

  Demand for agricultural equipment began to drop significantly during the third quarter of 1998. This decline is the result of low commodity prices, driven principally by a second consecutive year of strong-to-record harvests in most major grain crops. In addition, exports of farm commodities have dropped substantially year-over-year, affecting large-scale production agriculture farmers, and financing for equipment purchases in emerging markets is expected to remain extremely difficult. As a result of these factors, sales of agricultural equipment are projected to continue to decline in 1999 by 15% to 20% in North America and by 5% to 10% in Europe. Worldwide, the Company expects the agricultural equipment market to be an additional 7% to 8% lower than in 1998.

  The global outlook for the construction equipment market varies by region. In North America, demand is stable due to a sustained level of housing starts and a favorable interest rate environment. This outlook is supported by the new U.S. highway bill that will increase infrastructure spending. In Europe, the market is expected to weaken for the balance of 1998, following a strong first half, resulting in modest year-over-year growth. In the Asia Pacific region, any recovery is dependent upon Japan's ability to stimulate its economy and resolve its banking crisis. Case is further affected by a weak Australian dollar, impacting the overall economy and construction activity there. In Latin America, the markets are expected to be down in the fourth quarter as a result of current, high interest rates.

  Case is proactively managing under these less favorable business conditions. The Company has taken steps to keep production in line with anticipated retail demand to maintain inventories at historically low levels relative to the business cycle. These steps are expected to lower earnings, while also decreasing the earnings volatility traditionally experienced under these business conditions. In addition, the company is aggressively reducing costs, while continuing to execute its operating strategy of simultaneous revenue growth and cost reduction. These measures are intended to maximize the Company's earnings and improve performance relative to past downturns.

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

  (b) Reports on Form 8-K.

  In a Current Report filed on Form 8-K dated June 30, 1998, the Company reported the issuance of a press release disclosing, among other things, that delays in large equipment sales to the Commonwealth of Independent States and surrounding countries would negatively impact Case Corporation's second quarter 1998 results.

  In a Current Report filed on Form 8-K dated July 10, 1998, the Company reported the issuance of a press release disclosing, among other things, that Case Corporation was accelerating the completion of its four million share repurchase program and beginning a second stock repurchase program for up to eight million shares of common stock.

  In a Current Report filed on Form 8-K dated September 9, 1998, the Company reported the issuance of a press release disclosing, among other things, the Corporation's plans for responding to an anticipated decline in the market demand for agricultural equipment and its earnings expectations for the third quarter of 1998 and the full-year 1998.

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

Date: November 12, 1998

                                 EXHIBIT INDEX

                                                                     SEQUENTIAL
  EXHIBIT                                                               PAGE
  NUMBER                   DESCRIPTION OF EXHIBITS                     NUMBER
  -------                  -----------------------                   ----------
  4        The Company hereby agrees to furnish to the Securities
           and Exchange Commission, upon its request, the
           instruments with respect to its guaranty of certain
           indebtedness issued by its subsidiaries, which
           indebtedness does not exceed 10% of the Company's total
           consolidated assets.
 *10(a)(1) Form of Confidentiality and Non-Competition Agreement
           dated as of May 14, 1997, between Case Corporation and
           each of Jean-Pierre Rosso, Steven G. Lamb, Theodore R.
           French and Richard M. Christman.
 *10(a)(2) Form of Confidentiality and Non-Competition Agreement
           dated as of January 26, 1998, between Case Corporation
           and Richard S. Brennan.
  11       Computation of Earnings Per Share of Common Stock.
  12       Computation of Ratio of Earnings to Fixed Charges and
           Preferred Dividends.
  27       Financial Data Schedule

--------

* Management contract or compensatory plan or arrangement.