Form 10-K405
period 1998-12-31
CASE CORP
filed 1999-03-01
CIK 922321

                                                                          DRAFT
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                   FORM 10-K
(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 1-13098
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

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
       Title of Each Class                         on which Registered
       -------------------                        ---------------------
Common Stock, par value $0.01 per
 share                                     New York, Chicago and Paris, France
7 1/4% Notes due 2016                      New York

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

 Class of Voting Stock and Number
            of Shares                                        Market Value Held
    Held by Non-affiliates at                                     by Non-
         January 29, 1999                                      affiliates(2)
 --------------------------------                            -----------------
 Common Stock, 73,523,279
  shares(1)                                                   $1,406,132,711

-------
(1) Does not include 497,625 shares held by Case executive officers and directors; however, this determination does not constitute an admission of affiliate status for any of these stockholders.
(2) Based upon the closing sale price of $19.125 on the Composite Tape for the Common Stock on January 29, 1999.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, par value $0.01 per share, 74,020,904 shares outstanding as of January 29, 1999.

                      Document Incorporated by Reference:

                                                              Part of the Form
                                                              10-K into which
                       Document                                 Incorporated
                       --------                               ----------------
Case Corporation's Definitive Proxy Statement for the
 Annual
 Meeting of Stockholders to be Held May 12, 1999                  Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

    Item 1.   Business...................................................     3
    Item 2.   Properties.................................................    13
    Item 3.   Legal Proceedings..........................................    13
    Item 4.   Submission of Matters to a Vote of Security Holders........    13
    Item 4.1. Executive Officers of the Registrant.......................    14

                                    PART II

    Item 5.   Market for the Registrant's Common Equity and Related
               Stockholder Matters.......................................    16
    Item 6.   Selected Financial Data....................................    17
    Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................    19
    Item 8.   Financial Statements and Supplementary Data................    39
              Index to Financial Statements of Case Corporation and
               Consolidated Subsidiaries.................................    39
    Item 9.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................    76

                                    PART III

    Item 10.  Directors and Executive Officers of the Registrant.........    76
    Item 11.  Executive Compensation.....................................    76
    Item 12.  Security Ownership of Certain Beneficial Owners and
               Management................................................    76
    Item 13.  Certain Relationships and Related Transactions.............    76

                                    PART IV

    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
               8-K.......................................................    76
              Financial Statements Included in Item 8....................    76
              Index to Financial Statements and Schedule Included in Item
               14........................................................    76
              Schedules Omitted as Not Required or Inapplicable..........    76
              Exhibits...................................................    77
              Reports on Form 8-K........................................    77

                                    PART I

Item 1. Business.

   Case Corporation, a Delaware corporation (the "Company"), is a leading worldwide designer, manufacturer, marketer and distributor of farm equipment and light- to medium-sized construction equipment and offers a broad array of financial products and services. As used herein, "Case" refers to the Company and its consolidated subsidiaries.

   The Company's industrial operations ("Case Industrial") manufacture, market and distribute a full line of farm equipment and light- to medium-sized construction equipment on a worldwide basis. The Company's market position is particularly significant in several product categories, including loader/backhoes, skid steer loaders, large, high-horsepower farm tractors and self-propelled combines. To facilitate the sale of its products, Case Industrial offers wholesale financing to its dealers. Wholesale financing consists primarily of floorplan financing and allows dealers to maintain a representative inventory of products.

   In 1998, Case's sales of farm and construction equipment represented 93% of total revenues, and financing operations accounted for 7% of total revenues. In 1998, Case's sales of farm equipment represented 62% of revenues from equipment sales, and sales of construction equipment represented 38% of revenues from equipment sales. For information concerning the revenues, operating results and assets attributable to each of the segments in which Case operates, see Note 18 to the Financial Statements of Case Corporation and Consolidated Subsidiaries (the "Case Financial Statements") included in Item 8 hereof.

   Case's financial services business is provided through Case Capital Corporation, including its wholly owned subsidiary Case Credit(R) Corporation ("Case Credit") and their subsidiaries and joint ventures (collectively, "Case Capital"). Case Capital provides and administers financing for the retail purchase or lease of new and used Case and other agricultural and construction equipment. Case Capital offers various types of retail financing to end-use customers to facilitate the sale or lease of Case products in the United States, Canada, Australia, Europe and Uzbekistan. In addition, Case Capital facilitates and finances the sale of insurance products to retail customers, provides financing for Case dealers and rental equipment yards, and also provides other retail financing programs in North America, including a private-label credit card to purchase parts, service, rentals, implements and attachments from Case dealers. Case Capital's retail financing alternatives are intended to be competitive with financing available from third parties.

CASE INDUSTRIAL

Agricultural Equipment

   Case manufactures and distributes a broad line of farm machinery and implements, including two-wheel and four-wheel drive tractors ranging in size from 40 to 440 horsepower, combines, cotton pickers, hay and forage equipment, planting and seeding equipment, soil preparation and cultivation implements, sugar cane harvesters and material handling equipment. In 1998, the Company introduced 16 new agricultural equipment products.

   Case's tractor line covers a broad range of requirements to serve widely varying needs of customers in the global farming industry. Large tractors, such as the MAGNUM(TM) two-wheel drive and STEIGER(R) four-wheel drive tractors are primarily sold to large, high-volume agricultural producers. In 1998, the Company launched a new line of MX MAGNUM(TM) and MXC series two-wheel drive tractors and the 440 horsepower Quadtrac,(TM) four-wheel drive tracked tractor. In 1997, Case introduced a new line of small and medium-sized tractors, including the MX series MAXXUM(R) and C/CX series of two-wheel drive tractors. These tractors are sold worldwide across a broader range of applications. Case Steyr Landmaschinentechnik AG produces tractors in Austria and markets these products primarily in Europe. Case also distributes tractors manufactured by AGRITALIA S.p.A. and Carraro S.p.A. to meet specialized European market requirements.

   Harvesting equipment includes combines, cotton pickers and sugar cane harvesters. AXIAL-FLOW(R) combines are used in a broad variety of grain harvesting applications. In 1997, the Company launched the 2300 series of combines, as well as the 2555 COTTON-EXPRESS(R) cotton picker. COTTON-EXPRESS(R) cotton pickers are sold to customers who require highly productive, multi-row cotton harvesting equipment. Case also manufactures sugar cane harvesting equipment in Australia and Brazil and markets these products worldwide. The Company also has exclusive development, manufacturing and marketing rights to a combine-attachment design for "ultra-narrow" row farming that has the potential to increase farmer productivity.

   Case's "Ag Systems" comprises all the agricultural equipment and attachments that allow farmers to assemble complete systems of products for their unique applications. Soil management and sprayers play an important role in crop production and are key components of site-specific farming. In 1998, Case acquired the soil management business of DMI, Inc. ("DMI"), a leading manufacturer of soil management equipment in North America. DMI broadens Case's line of tillage equipment with an innovative line of tillage and fertilizer applicator products designed to manage residue, reduce soil compaction and optimize seed bed conditions. Through Gem Sprayers Limited ("Gem"), the Company manufactures self-propelled and trailed/mounted sprayers that incorporate advanced features, including an innovative chemical delivery system. In 1998, Case acquired the sprayer business of the Tyler Industries division ("Tyler") of IBOCO, Inc. The acquisition of Tyler, a designer, manufacturer and distributor of a complete line of chemical and fertilizer sprayers and applicators, strengthens Case's equipment line for large-scale production agriculture and provides another application for Case's Advanced Farming Systems ("AFS"). In addition to Case's AFS services, the recent acquisitions of Tyler and DMI will help Case provide growers with a complete range of equipment and information needed to bring a crop from seed to sale, while gaining the efficiencies of working with one primary equipment and services provider.

   In 1998, Case's "Ag Systems" launched several new products including large square balers, round balers, mower conditioners, self-propelled windrowers, planters and material handling products that are engineered to increase yield and productivity. EARLY-RISER(R) planter equipment, CONCORD(R) air seeding equipment, and a broad line of tillage and cultivation implements are sold for a variety of row-crop and small grain farming requirements. Hay and Forage Industries, a joint venture with AGCO Corporation ("AGCO"), manufactures a broad range of products used primarily in livestock production. Case also distributes some "Ag Systems" products manufactured by other companies for specific needs in various regions of the world. In 1998, Case expanded its AFS line of hardware and software, including new AFS software programs for yield mapping, crop modeling and crop scouting.

   Agricultural equipment net sales for the year ended December 31, 1998, included the following components: tractors 58%, combines 25%, implements 10%, hay and forage 4%, cotton pickers 2% and sugar cane harvesters 1%.

Construction Equipment

   Case manufactures and distributes a broad line of construction machinery that primarily serves the light- to medium-sized equipment market. Product lines include loader/backhoes, crawler and wheel excavators, wheel loaders, crawler dozers, skid steer loaders, trenchers and rough terrain forklifts. In 1998, the Company introduced eight new construction equipment products.

   Loader/backhoes are used across a large number of construction industry segments because of their multi-function versatility and their ability to add attachments. Case manufactures a variety of loader/backhoe models based on a single global product structure to serve specific regional markets, including a four-wheel steer version, a segment of growing importance in Europe. Loader/backhoes are manufactured in North America, Europe and Brazil for sale to customers worldwide.

   Case sells a number of excavator models in different regions of the world. In North America, Case distributes several excavator models manufactured by Sumitomo (S.H.I.) Construction Machinery Co., Ltd. ("Sumitomo"). In 1998, Case and Sumitomo formed a global alliance to market and manufacture hydraulic crawler excavators. This alliance, covering both new and existing technology, enables Case to increase its penetration of the global excavator market and expand its participation in a number of regions around the world. In Europe, Case manufactures and sells a broad range of crawler and wheel excavators. This product line includes both standard and specially-configured models. Case also manufactures mini-excavators in Europe under license from Kobelco Construction Machinery.

   Case offers a variety of other construction equipment products worldwide. Wheel loaders are used in a wide variety of applications and are sold in various configurations to meet the unique needs of construction, industrial, utility and government customers. In Europe, Case distributes additional smaller wheel loaders manufactured by Venieri S.p.A. Case's crawler dozer line is used primarily in grading applications, with the majority of units sold in North America. Case skid steer loaders, including the high-end XT line of skid steers, are sold into a continuously growing range of worldwide applications. Trenchers are primarily used in utility applications for installation of pipe and cable and are sold equipped with a variety of tools including cable plows, backhoes and rock saws. Case also manufactures and sells rough terrain forklifts, primarily in North America. In 1998, Case and Ingersoll-Rand Company ("Ingersoll-Rand") entered into a supply agreement under which Ingersoll-Rand supplies three models of telescopic handlers for sale as Case-branded equipment through Case dealers in North America. Telescopic handlers are used for material handling applications in building construction and are among the most frequently rented pieces of construction equipment in the United States.

   Construction equipment net sales for the year ended December 31, 1998, included the following components: loader/backhoes 46%, excavators 17%, skid steer loaders 13%, wheel loaders 12%, crawler dozers 6%, trenchers 2% and other 4%.

 Wholesale Financing

   Case provides wholesale financing to dealers in the United States, Canada, Europe and Australia for extended periods to enable dealers to carry representative inventories of equipment. Down payments are not required and interest is not charged for part of the finance period. Interest-free periods vary from three to nine months, depending upon the type of equipment. Case strives to obtain a first priority perfected security interest in dealers' inventories obtained from or financed by Case, and periodic physical checks are made of those inventories. Terms to dealers require full payment when the equipment that secures the indebtedness is sold to retail customers. After the interest-free periods, variable market rates of interest are charged on balances outstanding. Case also finances used equipment accepted in trade, repossessed equipment and certain equipment from other manufacturers. In all instances, Case strives to obtain a security interest in such equipment.

   Case's wholesale finance policies in Europe are similar to those adopted in North America and Australia, although in Europe, interest-free floorplanning periods are generally of shorter duration. The primary function of the credit operations in international markets outside of Europe and Australia is to facilitate the sale of Case products by coordinating sales finance packages with third parties. These finance sales packages are diverse and are dependent upon the customer, product, country and government involved, and are typically funded without recourse to Case. In some instances, Case arranges wholesale financing through local banks. In other instances, Case assists dealers in establishing wholesale financing arrangements directly with local lenders.

CASE CAPITAL

   Case Capital provides broad-based financial services for the global marketplace. Case Capital provides and administers financing for the retail purchase or lease of new and used Case and other agricultural and construction equipment. Case Capital offers various types of retail financing to end-use customers to facilitate the sale or lease of Case products in the United States, Canada, Australia, Europe and Uzbekistan. Case Capital's business principally involves purchasing retail installment sales contracts from Case dealers. In addition, Case Capital facilitates and finances the sale of insurance products to retail customers, provides financing for Case dealers and rental equipment yards, and also provides other retail financing programs in North America. In North

America, Case Capital's private-label credit card is used by customers to purchase parts, service, rentals, implements and attachments from Case dealers. Case Capital also provides financing options to dealers for a variety of purposes, including inventory, working capital, real estate acquisitions, construction and remodeling, business acquisitions, dealers systems and service and maintenance equipment.

   Established in 1957, Case Credit markets its products through the Company's established dealer networks in North America, Australia and Europe. In 1998, Case Capital established a strategic marketing alliance with GMAC Commercial Mortgage Corporation that offers agricultural real estate financing through the Case dealer network. Through an agreement with Cummins Engine Company, Inc. ("Cummins"), Case Capital offers financing to qualified North American retail purchasers, dealers and manufacturers of industrial equipment powered by Cummins engines.

   Soris(TM) Financial ("Soris") was established in 1998 as a brand name to serve Case Capital's diversified client base in the agricultural, construction, industrial mobile and other equipment industries. Soris offers a broad range of retail and wholesale financing products, including equipment and commercial loans and leases for North American manufacturers, dealers, distributors and their customers. Soris also facilitates and finances the sale of insurance products to retail customers.

   In 1998, Case Capital expanded its insurance business and announced that it is offering business insurance for U.S. equipment dealers through an alliance with Universal Underwriters Group, a subsidiary of Zurich Insurance Company, and other insurance underwriters. These insurance packages include a comprehensive insurance policy written exclusively for equipment dealers. Coverage includes, but is not limited to, property, crime, garage liability and automotive.

   Case Capital finances retail sales of equipment under installment sales contracts with terms generally from two to six years. Guidelines for minimum down payments vary with the type of equipment purchased and the repayment provision selected. Down payments are generally not less than 20% for new farm equipment and 25% for new construction equipment, and 25% and 30%, respectively, for used farm and construction equipment. Finance charges are sometimes waived for specified periods or reduced on products sold in connection with sales promotions. Installment sales contracts for financing the retail sales of equipment typically provide for retention of a first priority perfected security interest in the equipment financed.

   The primary function of credit operations outside of North America and Australia is to coordinate sales-financing packages with third parties and to provide financing through joint ventures and other third-party arrangements. These sales packages are diverse and are dependent upon the customer, product, country and government, and are generally funded without recourse to Case. In Europe, Case Credit Europe S.A.S., a joint venture with UFB LOCABAIL SA, a subsidiary of Compagnie Bancaire, provides financing for Case's European dealers and retail customers. Through UzCaseagroleasing, a joint venture with The Association of Banks of Uzbekistan, Case Capital provides financing for the retail acquisition of new and used Case agricultural equipment in Uzbekistan. In Europe, Argentina and Brazil, retail financing is also offered through third-party banking arrangements, with the banks having ultimate responsibility for underwriting and administration. In the rest of the world, Case conducts limited retail financing activities.

   Case Capital, in conjunction with Case, Case dealers and other manufacturers and their dealers, periodically offers, as part of its marketing strategy, below-market interest rate and waived interest rate financing to customers. When Case Capital acquires retail installment sales contracts and finance leases subject to below-market interest rates and waived interest rate financing, Case Capital is compensated for the difference between market rates and the amounts received by Case Capital (collectively, "financing subsidies"). The cost of these financing subsidies is currently borne by the manufacturers (and not by Case Capital) and is settled monthly. The financing subsidies received by Case Capital are recognized as income over the term of the contracts. If a retail contract is later sold, the financing subsidy is recognized as part of the gain on retail notes sold. Financing subsidies paid by Case to Case Capital are accounted for as a deduction in arriving at net sales by Case Industrial.

   Case Capital obtains funding for its operations from a variety of sources, including the issuance of commercial paper, medium-term notes and public debt, the issuance of securities in asset-backed securitization ("ABS") transactions, bank revolving credit facilities, earnings retained in the business, and advances and equity capital from Case.

 Asset-Backed Securitization Program

   Limited-purpose business trusts organized by Case Credit issue asset-backed notes and certificates in both public and private transactions. These asset-backed securities are secured by retail installment sales contracts generated by Case from the sale of agricultural, construction and other equipment to retail customers, which are sold by Case Credit and its subsidiaries to the trusts. In 1998 and 1997, limited-purpose business trusts organized by Case Credit issued $2.1 billion and $1.8 billion, respectively, of asset-backed securities to outside investors. The proceeds from the securitizations were used to repay outstanding debt and to fund Case Capital's growing portfolio of receivables.

   Case Capital anticipates that, depending upon continued market interest and other economic factors, it will continue to securitize a percentage of its retail receivables in both the U.S. and Canadian markets. Since early 1997, Case Capital has been retaining a larger percentage of assets on balance sheet as opposed to selling those assets through ABS transactions. The Company believes that this asset management strategy will generate a more stable earnings performance for Case Capital.

Restructuring

   During the fourth quarter of 1998, the Company recorded a restructuring charge of $132 million, $96 million after tax, related to the 1999 closure of its Hamilton, Ontario, and Hugo, Minnesota, manufacturing facilities, as well as other actions that include a worldwide workforce reduction of 2,600 people. For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 5 to the Case Financial Statements included in Item 8 hereof.

Manufacturing

   Case manufactures equipment and components in 12 facilities located in North America and 13 facilities located in Brazil, France, Germany, Austria, Australia and the United Kingdom. Similar manufacturing techniques are employed in the production of components for both farm and construction equipment, resulting in certain economies and efficiencies. In 1998, the Company announced that it would close its Hamilton, Ontario, and Hugo, Minnesota, manufacturing facilities in 1999. The Company will integrate the related product lines into other existing manufacturing operations in the United States or, in some instances, it will outsource production. See "Restructuring" above. In addition to these facilities, Case also has, through its various joint ventures, manufacturing facilities located in Rocky Mount, North Carolina; Hesston, Kansas; Tashkent, Uzbekistan; and Piracicaba, Brazil.

   The Company has a 50% interest in a joint venture with Cummins that manufactures a line of diesel engines at a facility in Rocky Mount, North Carolina. The joint venture, Consolidated Diesel Company ("CDC"), provides Case with a source of technically advanced, low cost, efficient and reliable diesel engines that have been incorporated into many of Case's product lines. Case also has a 50% interest in Hay and Forage Industries, a joint venture with AGCO that manufactures hay and forage equipment at a plant in Hesston, Kansas. Each of the co-venturers markets and sells the equipment manufactured by the joint venture under the "Case IH(R)" and "AGCO/Hesston" brand names, respectively, through their respective distribution systems. As part of a global alliance, Case has a 50% interest in a joint venture with Sumitomo to market and manufacture hydraulic crawler excavators. The joint venture, LBX Company LLC ("LBX"), was established in September 1998 and enables Case to increase its penetration of the global excavator market and expand its participation in a number of regions around the world. Case also owns a majority interest in a joint venture in Tashkent, Uzbekistan, that produces two-row cotton pickers for sale in Uzbekistan and surrounding countries. Case also has a 50% interest in Brastoft, a joint venture in Piracicaba, Brazil, that markets and sells sugar cane harvesters primarily in the Latin American region.

   In addition to the equipment manufactured by Case and its joint ventures, Case also purchases both agricultural and construction equipment from other sources.

Suppliers

   During 1998, Case purchased approximately $2.7 billion of material from outside suppliers, including approximately $2.3 billion in material used to produce products and $467 million in after-market parts and components support. Thirty suppliers in the aggregate accounted for approximately 30% of Case's 1998 annual purchase volume measured in dollars.

   Over the years, Case has reduced the number of its North American and European suppliers from approximately 7,000 in 1989 to approximately 3,000 at the end of 1998. The Company believes that the reduction in the number of suppliers has resulted in more cost-effective arrangements, reduced investment requirements, provided greater access to technology developments and resulted in lower per-unit costs. As a result, however, Case's dependence on its remaining suppliers has increased, although in most instances, the products purchased from Case's suppliers are available from other sources.

Distribution and Sales

   Case sells and distributes its products through an extensive network of independent dealers and distributors in more than 150 countries worldwide. Dealers typically sell either farm equipment or construction equipment, although some dealers sell both types of equipment.

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

   Dealer terminations, voluntary and involuntary, have historically averaged between 6% and 7% annually, worldwide. In North America, Case is contractually obligated to repurchase new equipment and related parts, business signs and manuals from terminated dealers. The repurchase price for new equipment is the net price paid by the dealer or the current net price offered to dealers, whichever is lower, plus freight previously incurred by the dealer. Outside of North America, repurchase obligations and practices vary by region.

   In addition to the contractual repurchase obligation, various states and countries have agricultural and construction equipment dealership laws that require Case to repurchase new equipment and related parts at statutory amounts. In many areas, the statutory repurchase amount for new equipment is at net cost, and for related parts, the price varies from 85% to 100% of the current dealer net price. The dealer may elect either the contractual repurchase provision or the statutory repurchase provision. Case repurchases new equipment and related parts whether the termination is voluntary or involuntary. The dealer and Case generally negotiate an agreed-upon purchase price for used equipment financed by Case, but if Case and the dealer cannot agree, a sale is typically held and the proceeds are applied against any debt owed by the dealer to Case.

Research, Development and Engineering

   Case's research, development and engineering personnel design, engineer, manufacture and test new products, components and systems. Case incurred $224 million, $196 million and $193 million of research, development and engineering costs in the years ended December 31, 1998, 1997 and 1996, respectively. Case also benefits from the research, development and engineering expenditures of its joint ventures, CDC, Hay and Forage Industries and LBX, which are not included in Case's research, development and engineering expenditure figures, and from the continuing engineering efforts of its suppliers.

Patents and Trademarks

   Case owns and licenses the rights under a number of domestic and foreign patents and trademarks relating to its products and businesses. Case manufactures and distributes equipment primarily under the names "Case," "Case IH," "Steyr," "Austoft," "Concord," "Tyler," "DMI," "Fermec" and "Case Poclain." While the Company considers the patents and trademarks, including the Case and IH tradenames, important in the operation of its business, the Company does not believe that its business is dependent on any single patent or trademark or group of patents or trademarks.

Employees

   At January 29, 1999, Case had approximately 17,700 employees, as compared to 18,300 employees at February 28, 1998. The year-over-year headcount reduction reflects restructuring-related headcount eliminations, partially offset by additional employees from the 1998 acquisitions of DMI and Tyler. As announced during the fourth quarter of 1998, the Company will realize additional headcount reductions upon the 1999 closure of its Hamilton, Ontario, and Hugo, Minnesota, manufacturing facilities. For additional information, see Item 1, Restructuring. The Company has also announced that it will further lower its worldwide headcount by an additional 800 people in 1999.

   Most of Case's worldwide production and maintenance employees are represented by unions. Case's collective bargaining agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America (the "UAW"), which represents approximately 3,000 of Case's hourly production and maintenance employees in North America, expired on March 29, 1998. In May, UAW-represented employees ratified a new, six-year contract that will expire on May 2, 2004. In December 1998, Case announced that it would cease manufacturing operations at its Hamilton, Ontario, plant during 1999. Case currently has a labor agreement with the United Steel Workers of America ("USWA") at the Hamilton facility that will expire in April 1999. It is the Company's intention to enter into a final labor agreement with the union that will dictate the terms of closing/termination benefits to which the employees might be entitled. Union contracts covering Case's employees in France and the United Kingdom expire annually and are renegotiated each year. There can be no assurance that future contracts with the UAW, USWA or any of Case's other union contracts will be renegotiated upon terms acceptable to Case.

   Case's employees in Europe are also protected by various worker co-determination and similar laws that afford employees, through local and central works councils, certain rights of consultation with respect to matters involving the business and operations of their employers, including the downsizing or closure of facilities and the termination of employment. Over the years, the Company has experienced various work slow-downs, stoppages and other labor disruptions. While the Company incurred operating inefficiencies related to the 1998 UAW negotiations, no other significant labor disruptions occurred in the last three years.

Environmental Matters

   Case's operations and products are subject to environmental regulation by Federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. Case is a voluntary participant in several government sponsored initiatives that benefit the environment. Case has also instituted a Pollution Prevention Program to reduce industrial waste, air emissions and water usage by incorporating adjustments in business activity, recycling efforts and hazard assessments of raw materials. Case has a program designed to implement environmental management practices and compliance, to promote continuing environmental improvements and to identify and evaluate environmental risks at manufacturing and other facilities worldwide.

   Case engines and equipment are subject to extensive statutory and regulatory requirements that impose standards with respect to air emissions. Case products comply with emissions standards that the U.S. Environmental Protection Agency ("EPA") has established for non-road engines and equipment produced through 1998. Further emissions reductions in the future from non-road engines and equipment have been promulgated or are contemplated in the United States as well as by foreign regulatory authorities in many jurisdictions throughout the world. The Company will make significant capital and research expenditures to comply with these standards now and in the future. Case anticipates that these costs are likely to increase as emissions limits become more stringent. Failure to comply could result in adverse effects on future financial results.

   Case will incur capital expenditures in connection with matters relating to environmental control and will also be required to spend additional amounts in connection with ongoing compliance with current and future laws and regulations. In particular, the Clean Air Act Amendments of 1990 will affect directly the operations of all of Case's manufacturing facilities in the United States. The manufacturing processes that will be affected include painting, coating and foundry operations. Although capital expenditures for environmental control equipment and compliance costs in future years will depend on legislative, regulatory and technological developments that cannot accurately be predicted at this time, Case anticipates that these costs are likely to increase as environmental requirements become more stringent. Case made capital expenditures applicable to environmental matters at its facilities aggregating approximately $15 million in 1998. Capital expenditures applicable to environmental matters for 1999 and 2000, not including product-related costs, are estimated by the Company to approximate $8 million per year. The preceding sentence is a forward-looking statement, and the actual costs could differ materially from those currently anticipated by the Company based on the factors discussed in this paragraph.

   Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and other Federal and state laws that impose similar liabilities, Case has received inquiries for information or notices of its potential liability regarding 36 sites to which Case allegedly sent hazardous substances for disposal ("Waste Sites"). Case has never owned or operated any of the Waste Sites. Fifteen of the Waste Sites are on the National Priority List promulgated pursuant to CERCLA. At 32 of the Waste Sites, the monetary amount or extent of Case's liability has been resolved, Case has not been named as a potentially responsible party ("PRP"), or Case's liability is likely de minimis in comparison with other PRPs. Because estimates of remediation costs are subject to revision as more information becomes available about the extent and cost of remediation and because settlement agreements can be reopened under certain circumstances, Case's potential liability for remediation costs associated with the 36 Waste Sites could change. Moreover, because liability under CERCLA and similar laws can be joint and several, Case could be required to pay amounts in excess of its pro rata share of remediation costs. However, when appropriate, Case's understanding of the financial strength of other PRPs has been considered in the determination of Case's potential liability. The Company believes that the costs associated with the Waste Sites will not have a material adverse effect on the Company's financial position or results of operations. The preceding sentence is a forward-looking statement, and the actual costs could differ materially from the costs currently anticipated by the Company based on the factors discussed in this paragraph.

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

Significant International Operations

   In addition to Case's U.S. manufacturing plants, Case operates manufacturing plants in Canada, Europe, Australia, Uzbekistan and Brazil. Approximately 54% of Case's 1998 sales were derived from the sale of its products in countries outside of the United States. The Company has announced that it will close its Hamilton, Ontario, manufacturing facility in 1999, and will integrate the related product lines into other Case manufacturing facilities in the United States or, in some instances, it will outsource production. For additional information, see Item 1, Restructuring. International operations are generally subject to various risks that are not present in domestic operations. Various foreign jurisdictions have laws limiting the right and ability of foreign subsidiaries to pay dividends and remit earnings to affiliated companies unless specified conditions precedent are met. In addition, sales in foreign jurisdictions are typically made in local currencies and transactions with foreign affiliates are customarily accounted for in the local currency of the selling company. To the extent Case does not take steps to mitigate the effect of changes in the relative value of the U.S. dollar and foreign currencies, Case's results of operations and financial condition (which are reported in U.S. dollars) could be adversely affected by negative changes in these relative values. Also see Note 12 to the Case Financial Statements included in Item 8 hereof, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Seasonality and Production Schedules

   The seasonality of farm equipment retail sales by dealers to end-use customers is directly affected by the timing of major crop activities: tilling, planting and harvesting. The timing of these activities is impacted by crop production and climate conditions. The second and fourth quarters are generally the strongest demand periods for retail farm equipment sales, normally representing approximately 31% and 27%, respectively, of sales by Case's North American dealers. The weakest retail demand for Case farm equipment in North America historically occurs in the first quarter, accounting for approximately 19% of sales by Case's North American dealers.

   Seasonal demand fluctuations for construction equipment are somewhat less significant than those for farm equipment. Nevertheless, in North America, housing construction slows down, especially in the Midwest and on the East Coast, during the first quarter. North American retail demand for Case's construction equipment is strongest in the second and fourth quarters, which represent approximately 30% and 27%, respectively, of sales by Case's North American dealers. European demand patterns are similar to those in North America.

   Sales to independent dealers closely correspond with Case's production levels, which are based upon its estimates of the demand for its products, taking into account the timing of dealer shipments (which are in advance of retail demand), dealer inventory levels, the need to shut down production to enable manufacturing facilities to be prepared for the manufacture of new or different models, and the efficient use of manpower and facilities. Production levels are adjusted to reflect changes in estimated demand, dealer inventory levels, labor disruptions and other matters not within Case's control. The Company has a multi-year supply chain management initiative that has a long-term objective of matching production levels with retail demand. In response to a sudden downturn in the agricultural equipment business, Case announced major cuts to 1998 and 1999 agricultural equipment production plans in order to align production relative to retail market demand. During 1999, Case will produce significantly below forecasted demand in order to maintain inventories at appropriate levels.

Competition

   In the agricultural equipment industry, Case competes with four international full-line suppliers: AGCO Corporation; Caterpillar Inc.; Deere & Company; and New Holland N.V. In addition, there are several smaller competitors with regional strengths. As the industry continues to consolidate, many of the smaller regional or product niche players have been absorbed into the bigger, full-line competitors.

   In the construction equipment industry, Caterpillar Inc., Deere & Company and New Holland N.V. are Case's major competitors within North America. Outside of North America, competition is more diverse, varying from market to market and depending on market segment as the construction equipment industry has a broad spectrum of competitors that specialize in various product lines. As with the agricultural equipment industry, the construction equipment industry also continues to consolidate.

   Within both the agricultural and construction equipment industries, the major competitors often form partnerships where there are mutual interests. For example, Case and Ingersoll-Rand have a supply agreement under which Ingersoll-Rand supplies Case with private-labeled telescopic handlers, and Case and Sumitomo have a global alliance to market and manufacture hydraulic crawler excavators.

   The Company believes that multiple factors influence a buyer's choice of equipment. These factors include product performance, availability of a full product range, the strength and quality of a company's dealers, the quality and pricing of products, brand loyalty, technological innovations, product availability, financing terms, parts and warranty programs, resale value, customer service and satisfaction, and timely delivery. The Company continually seeks to improve in each of these areas but focuses primarily on providing high-quality and high-value products and supporting those products through its dealer network. In both the agricultural and construction equipment industries, buyers tend to favor brands based on past experience with the product and the dealer. Customer's perceptions of value in terms of product productivity, reliability, resale value and dealer support are formed over many years.

   Because of the high level of investment that all of the competitors have made to participate in our industry, competition in both the agricultural and construction equipment industries is fierce. The principal factors affecting competition are market share objectives, profit objectives, exchange rate fluctuations, financial strength of supplier or retailer, technology and quality advantages, unique product or service advantages, and product support and distribution strength. Most of Case's competitors have certain regional or product market share strengths that have been developed historically based on a particular customer segment focus or distribution network depth. In some markets, such as the North American agricultural equipment market, the nature of competition appears to be changing. Companies that historically relied on significant product discounting to keep manufacturing facilities fully utilized, are now focusing more heavily on cash flow management and reducing production levels as the retail market demand declines.

Service and Warranty

   Case products are warranted to the end-user to ensure end-user confidence in design, workmanship and material quality. Warranty lengths vary depending on competitive standards established within individual markets. In general, warranties tend to be for one to two years, with some at six months, and cover all parts and labor for non-maintenance repairs and wear items, provided operator abuse, improper use or negligence did not necessitate the repair. Authorized independent Case dealers and distributors must perform warranty work. Warranty on some products is limited by hours of use, and purchased warranty is available on most products. Dealers submit claims for warranty reimbursement to Case and are credited for the cost of repairs if the repairs meet Case's prescribed standards. Warranty expense is accrued at the time of sale. Purchased warranty is accrued and amortized over the life of the warranty contract.

   Case distributors and dealers provide service support outside of the warranty period. Service personnel are trained in one of several Case training facilities around the world or on location at the dealership by Case service engineers or service training specialists.

Reorganization

   The Company was incorporated on April 22, 1994, as a wholly owned subsidiary of Tenneco Inc. for the purpose of acquiring Tenneco's farm and construction equipment business (the "Case Business"). In June 1994, pursuant to a reorganization, the Company and its subsidiaries acquired the business and assets of the farm and construction equipment business (other than approximately $1.1 billion of U.S. retail receivables) of Tenneco and its subsidiaries.

Item 2. Properties.

   As of January 29, 1999, Case owns and operates 12 manufacturing facilities with a collective floor space of approximately 8.6 million square feet in the United States and Canada. Of these facilities, three are devoted primarily to the manufacture of agricultural equipment and three are dedicated primarily to the manufacture of construction equipment. The six remaining manufacturing facilities produce both agricultural and construction equipment, including related parts, assemblies and transmissions for Case agricultural and construction equipment. In 1998, the Company announced that it would be closing its Hamilton, Ontario, and Hugo, Minnesota, manufacturing facilities in 1999. The Company will integrate the related product lines into other existing Case facilities in the United States or, in some instances, it will outsource production. Also see Item 1, Restructuring.

   In Europe, Case owns and operates ten manufacturing facilities with a collective floor space of approximately 0.4 million square feet. Of these facilities, four are devoted primarily to the manufacture of agricultural equipment and two are dedicated primarily to the manufacture of construction equipment. The four remaining manufacturing facilities produce related parts, assemblies and transmissions for Case agricultural and construction equipment. The Company also has two manufacturing facilities located in Brazil for the production of agricultural and construction equipment. The Company also has an agricultural equipment manufacturing facility in Australia.

   In addition to its manufacturing facilities, the Company has three technology/research and development centers located in Illinois, Iowa and North Dakota, that provide technology and research and development services to all Case manufacturing facilities worldwide. The Company also leases various sales offices throughout the world.

   The corporate headquarters for the Company is located in Racine, Wisconsin. In addition, Case also has, through its various joint ventures, manufacturing facilities located in Rocky Mount, North Carolina; Hesston, Kansas; Tashkent, Uzbekistan; and Piracicaba, Brazil. For additional information on Case's joint ventures, see Item 1, Manufacturing.

   Several of the Company's facilities are leased through operating lease agreements. For information on operating leases, see Note 15 to the Case Financial Statements included in Item 8 hereof. Case also owns other facilities that are currently idle and available for sale. The Company's Hamilton, Ontario, and Hugo, Minnesota, manufacturing facilities will be available for sale upon the closure of these facilities in 1999.

   The Company considers each of its facilities currently in use to be in good operating condition and adequate for its present use. Management believes that it has sufficient capacity to meet its current market demand. As a result of the recent industry-wide downturn in the agricultural equipment market, the Company is producing below forecasted demand in order to maintain inventories at appropriate levels, resulting in temporary excess capacity in some of its agricultural equipment manufacturing facilities until market conditions improve. The Company believes that it has sufficient capacity to meet its current construction equipment market demand.

Item 3. Legal Proceedings.

   For information pertaining to legal proceedings, see Note 15 to the Case Financial Statements included in Item 8 hereof, which is incorporated by reference herein.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.

Item 4.1 Executive Officers of the Registrant.

   The executive officers of the Company, their ages as of January 29, 1999, and their present positions with the Company are set forth in the table below:

                         Age at
                       January 29,
         Name             1999     Office
         ----          ----------- ------
 Jean-Pierre Rosso....      58     Chairman and Chief Executive Officer, and
                                   Director
 Steven G. Lamb.......      42     President and Chief Operating Officer
 Theodore R. French...      44     President, Financial Services, and Chief
                                   Financial Officer
 Richard M. Christman.      48     Senior Vice President
 Richard S. Brennan...      60     General Counsel and Secretary

   As used in this Item 4.1, the "Company" or "Case" refers to Case Corporation and its consolidated subsidiaries and to Tenneco Equipment Corporation, the predecessor of Case Corporation.

   Mr. Rosso has served as Chairman and Chief Executive Officer of Case since October 1997. Prior thereto, he served as Chairman, President and Chief Executive Officer since March 1996, and as its President and Chief Executive Officer from April 1994, when he joined the Company. Prior to April 1994, Mr. Rosso was President of the Home and Building Control business of Honeywell Inc., a producer of advanced technology products, since 1992 and served as President of that company's European operations from 1987 through 1991. Mr. Rosso is also a director of ADC Telecommunications, Inc., Crown Cork & Seal Company, Inc., Medtronic, Inc., and Inland Steel Industries, Inc. and its subsidiaries, Inland Steel Company and Ryerson Tull, Inc. Mr. Rosso became a Director of Case on April 22, 1994.

   Mr. Lamb has served as President of Case since October 1997 and as its Chief Operating Officer since March 1995. Prior to serving as President, he served as Executive Vice President since April 1993. As Chief Operating Officer, Mr. Lamb is responsible for worldwide industrial operations. He previously directed the Company's business activities in Europe, Africa and the Middle East. Prior to joining Case, he served as Executive Assistant to the President and Chief Operating Officer of Tenneco. Previously, Mr. Lamb was with International Paper Company from 1988 to 1992, where he served in several key management and operational positions. Mr. Lamb is a director of Cordant Technologies, Inc.

   Mr. French has served as President, Financial Services of Case since October 1997 and as its Chief Financial Officer since January 1992. Prior to serving as President, Financial Services, he served as Senior Vice President since January 1992 and as Treasurer from January 1992 until August 1994. Mr. French also has operating responsibility for the Case finance subsidiaries and has served as Chairman of Case Capital Corporation since its formation in 1998, and as Chairman of the Board of Case Credit Corporation since January 1996. He joined Case in 1989 as Vice President, Corporate Planning and Development. Prior to joining Case, Mr. French spent 12 years with Rockwell International. From 1987 to 1989, he was Director of Business Development for Rockwell International's Automotive Operations.

   Mr. Christman has served as a Senior Vice President of Case since July 1986. He leads Strategy and Corporate Development and is responsible for strategic planning, corporate development and the management of the Company's real estate assets. Mr. Christman joined Case in 1975 and has held various sales and marketing positions. Beginning in 1986, Mr. Christman served for three years as Senior Vice President, Europe Sales and Marketing, and returned to Racine in 1989 as Senior Vice President, Parts Division.

   Mr. Brennan was appointed General Counsel and Secretary of the Company in February 1995. He has been a partner in the law firm of Mayer, Brown & Platt since returning to that firm in 1991, and was the General Counsel of Continental Bank Corporation from 1982 through August 1994.

   Each of the executive officers described in this Item 4.1 was elected by the Board of Directors at its May 1998 meeting to hold office until the first meeting of the Board of Directors following the 1999 annual meeting of stockholders, and until his respective successor is duly elected and qualified, unless any such executive officer is earlier removed or replaced by the Board of Directors.

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

   The following table sets forth the high and low sale prices of Case Common Stock during the periods indicated on the New York Stock Exchange Composite Transactions Tape and dividends declared per share of common stock during these periods:

                                                          Sale Prices
                                                         ------------- Dividends
                                                          High   Low   Declared
                                                         ------ ------ ---------
      1998
        1st quarter..................................... $70.25 $55.44   $0.05
        2nd quarter.....................................  70.31  47.13    0.05
        3rd quarter.....................................  48.06  21.25    0.05
        4th quarter.....................................  27.69  17.31    0.05
      1997
        1st quarter..................................... $59.25 $48.38   $0.05
        2nd quarter.....................................  69.50  50.25    0.05
        3rd quarter.....................................  71.50  61.00    0.05
        4th quarter.....................................  72.94  57.25    0.05

   The number of holders of Case Common Stock of record as of January 29, 1999, was 5,973.

   On May 14, 1997, the Company's Board of Directors authorized the purchase from time to time of up to four million shares of the Company's Common Stock. The purchase of Case Common Stock under this program was at the Company's discretion, subject to prevailing financial and market conditions. This program was completed during August 1998. During 1998 and 1997, the Company repurchased 2.5 million shares and 1.5 million shares of common stock, respectively, at a total cost of $130 million and $94 million, respectively, under this program.

   On July 10, 1998, the Company's Board of Director's authorized a second share purchase program for the purchase from time to time of up to an additional eight million shares of the Company's Common Stock. The purchase of Case Common Stock under this program is at the Company's discretion, subject to prevailing financial and market conditions. As of December 31, 1998, the Company has repurchased approximately 900,000 shares of its common stock at a cost of approximately $19 million under this program.

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

Item 6. Selected Financial Data.

   The following selected historical financial data as of and for each of the five years ended December 31, 1998, has been derived from the audited consolidated and combined financial statements of the Company and the Case business of Tenneco, Inc. For all periods subsequent to June 24, 1994, the financial data reflects the consolidated results of Case Corporation. For all prior periods, the financial data reflects the combined results of the Case Business. This information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Case Financial Statements and the notes thereto included elsewhere herein. Certain reclassifications have been made to conform prior years' financial statements to the 1998 presentation.

                                          Years ended December 31,
                                   -------------------------------------------
                                    1998     1997     1996     1995     1994
                                   -------  -------  -------  -------  -------
                                   (dollars in millions, except per share
                                                    data)
Income Statement Data:
Net sales........................  $ 5,738  $ 5,718  $ 5,104  $ 4,824  $ 4,180
Interest income and other........      411      306      305      281      225
Cost of goods sold...............   (4,700)  (4,447)  (3,953)  (3,779)  (3,260)
Selling, general and
 administrative expenses.........     (655)    (570)    (544)    (553)    (576)
Research, development and
 engineering expenses............     (224)    (196)    (193)    (156)    (127)
Restructuring charge (1).........     (132)     --       --       --       --
Interest expense.................     (240)    (170)    (160)    (174)    (160)
Other, net.......................      (92)     (47)     (25)     (16)     (24)
                                   -------  -------  -------  -------  -------
Income before taxes and
 cumulative effect of changes in
 accounting principles and
 extraordinary items.............      106      594      534      427      258
Income tax provision.............       42      191      185       81       93
                                   -------  -------  -------  -------  -------
Income before cumulative effect
 of changes in accounting
 principles and extraordinary
 items...........................       64      403      349      346      165
Cumulative effect of changes in
 accounting principles (2).......      --       --       --        (9)     (29)
Extraordinary items (3)..........      --       --       (33)     --        (5)
                                   -------  -------  -------  -------  -------
Net income.......................  $    64  $   403  $   316  $   337  $   131
                                   =======  =======  =======  =======  =======
Basic earnings per share before
 cumulative effect of changes in
 accounting principles and
 extraordinary items:
  Basic earnings per share.......  $  0.78  $  5.36  $  4.73  $  4.80     N.A.
  Pro forma basic earnings per
   share.........................     N.A.     N.A.     N.A.     N.A.  $  2.31
Diluted earnings per share before
 cumulative effect of changes in
 accounting principles and
 extraordinary items:
  Diluted earnings per share.....  $  0.76  $  5.11  $  4.49  $  4.60     N.A.
  Pro forma diluted earnings per
   share.........................     N.A.     N.A.     N.A.     N.A.  $  2.24
Cash dividends declared per
 common share....................  $  0.20  $  0.20  $  0.20  $  0.20  $  0.10

Balance Sheet Data (at the end of
 year):
                                    1998     1997     1996     1995     1994
                                   -------  -------  -------  -------  -------
Working capital..................  $ 1,474  $   730  $   510  $   386  $   717
Total assets.....................    8,726    6,981    6,059    5,469    5,052
Long-term debt...................    3,080    1,404    1,119      889    1,443
Other long-term obligations and
 redeemable preferred stock......      633      508      492      594      603
Equity...........................    2,110    2,197    1,904    1,520    1,181
Ratio of earnings to fixed
 charges and preferred stock
 dividends.......................     1.33x    3.94x    3.73x    3.03x    2.38x

--------
(1) During the fourth quarter of 1998, the Company recorded a restructuring charge of $132 million, $96 million after tax, related to the 1999 closure of its Hamilton, Ontario, and Hugo, Minnesota, manufacturing facilities, as well as other actions that include a worldwide workforce reduction of 2,600 people. For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 5 to the Case Financial Statements included in Item 8 hereof.
(2) Effective January 1, 1995, Case adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" for its non-U.S. plans, which resulted in a charge of $9 million on a pre-tax and after-tax basis to reflect the cumulative effect of the accounting change. Effective January 1, 1994, Case adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which resulted in a charge of $29 million after tax to reflect the cumulative effect of the accounting change.
(3) In 1996, the Company sold $300 million aggregate principal amount of its 7.25% unsecured and unsubordinated notes due 2016 pursuant to a shelf registration statement filed with the Securities and Exchange Commission in June 1995. The net proceeds from the offering, together with cash and additional borrowings under the Company's credit facilities, were used to exercise the Company's option to repurchase for cash all of the Company's 10.5% Senior Subordinated Notes and pay accrued interest thereon. As a result of the repurchase, the Company recorded an extraordinary charge of $22 million after tax.

  As a result of establishing new credit facilities in 1996, the Company recorded an $11 million extraordinary, after-tax charge for the write-off of unamortized bank fees related to the original bank agreements established at the time of the Company's initial public offering in June 1994. In 1994, the Company recorded an extraordinary loss of $5 million after tax for the redemption premium resulting from the prepayment of approximately $519 million of high interest-bearing debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Summary of Revenues

   Case Corporation ("Case" or the "Company") is a leading worldwide designer, manufacturer, marketer and distributor of farm equipment and light- to medium-sized construction equipment and offers a broad array of financial products and services. As used herein, "Case Industrial" refers to the Company's agricultural and construction equipment operations. Case's financial services business is provided through Case Capital Corporation, including its wholly owned subsidiary Case Credit(R) Corporation ("Case Credit") and their subsidiaries and joint ventures (collectively, "Case Capital" or "Financial Services"). Case Capital provides and administers financing for the retail purchase or lease of new and used Case and other agricultural and construction equipment and other products to end-use customers. In recent years, Case's revenues were derived from the following sources (in millions):

                                                            For the Years Ended
                                                                December 31,
                                                            --------------------
                                                             1998   1997   1996
                                                            ------ ------ ------
      Revenues:
        Net sales
          Agricultural equipment........................... $3,533 $3,685 $3,507
          Construction equipment...........................  2,205  2,033  1,597
                                                            ------ ------ ------
            Total net sales................................  5,738  5,718  5,104
        Financial services.................................    377    272    244
        Other revenues.....................................     34     34     61
                                                            ------ ------ ------
      Total revenues....................................... $6,149 $6,024 $5,409
                                                            ====== ====== ======

   Case's sales are derived from the manufacture and distribution of a full line of farm equipment and light- to medium-sized construction equipment, and are affected by worldwide agricultural production and demand, housing starts and other construction levels, commodity prices, government subsidies, weather, interest and exchange rates, industry capacity and equipment levels, and the other factors set forth below under "Outlook." In recent years, net sales of Case products were made into the following geographic regions (in millions):

                                                            For the Years Ended
                                                                December 31,
                                                            --------------------
                                                             1998   1997   1996
                                                            ------ ------ ------
      Net sales
        North America...................................... $3,187 $3,140 $2,881
        Europe*............................................  1,885  1,891  1,682
        Asia Pacific.......................................    290    393    367
        Latin America......................................    376    294    174
                                                            ------ ------ ------
        Total net sales.................................... $5,738 $5,718 $5,104
                                                            ====== ====== ======

--------
   *Includes Africa and Middle East

1998 Compared to 1997

   Worldwide revenues were $6,149 million in 1998 versus $6,024 million in 1997. Net sales of farm and construction equipment were $5,738 million in 1998, up slightly from $5,718 million in 1997. The year-over-year improvement in net sales is attributable to a 2% increase from acquisitions and a 1% improvement in price realization, offset by a 2% decrease in base volumes and a 1% deterioration from the impact of foreign exchange.

   Sales in North America were $3,187 million in 1998 versus $3,140 million in 1997. This year-over-year increase reflects a double-digit increase in sales of Case construction equipment, largely offset by lower sales of agricultural equipment, primarily four-wheel drive tractors, combines and cotton pickers. In Europe, 1998 sales of Case equipment were $1,885 million, down slightly from prior year levels, reflecting lower year-over-year sales of tractors and combines. This decrease was largely offset by increased sales of Case construction equipment in Europe, including higher year-over-year sales of loader/backhoes, wheel loaders and excavators. In the Company's Asia Pacific region, sales of Case agricultural and construction equipment were $290 million, down 26% from the $393 million reported in 1997, reflecting weaker economic conditions in that region. In the Company's Latin American region, sales of Case agricultural and construction equipment increased 28% from prior year levels to $376 million, reflecting strong year-over-year increases in most product categories.

   Case Capital revenues increased 39% year-over-year to $377 million, as compared with $272 million in 1997. Finance income earned on retail and other notes and finance leases increased to $140 million in 1998, as compared to $103 million for the same period in 1997, primarily due to increased levels of on-balance-sheet receivables. Operating lease revenues increased $31 million to $64 million for 1998, reflecting the growth in Case Capital's operating lease portfolio. These revenue increases were compounded by increases in net gains on retail notes sold, as well as higher securitization and servicing fee income.

Acquisitions and Investments

   The Company completed two strategic business acquisitions in 1998. In the second quarter of 1998, the Company acquired the sprayer business of the Tyler Industries division ("Tyler") of IBOCO, Inc. The acquisition of Tyler, a designer, manufacturer and distributor of a complete line of chemical and fertilizer sprayers and applicators, strengthens Case's equipment line for large-scale production agriculture and provides another application for Case's Advanced Farm Systems ("AFS") technology. Tyler, with operations in Benson, Minnesota, had sales of approximately $66 million in 1997.

   In the fourth quarter of 1998, the Company acquired the soil management business of DMI, Inc. ("DMI"). The acquisition of DMI, a leading producer of soil management equipment in North America, broadens Case's implement business to include an innovative line of tillage and fertilizer applicator products and adds DMI's recognized knowledge in soil management to Case's growing farm practice expertise. DMI, with operations in Goodfield, Illinois, had sales of approximately $77 million in 1997.

   During the third quarter of 1998, the Company and Sumitomo (S.H.I.) Construction Machinery Co., Ltd. ("Sumitomo"), formed a global alliance to market and manufacture hydraulic crawler excavators. The formation of this joint venture, LBX Company LLC ("LBX"), enables Case to increase its penetration of the global excavator market and expand its participation in a number of regions around the world. Case acquired a 50% interest in the LBX joint venture.

   Acquisitions and investments are integral to Case's long-term strategy of increasing revenues and profitability. The Company reported combined net sales of approximately $583 million and $586 million in 1998 and 1997, respectively, as a result of its acquisition activities over the last three years.

Earnings

   The Company recorded net income of $64 million in 1998, as compared to net income of $403 million in 1997. Diluted earnings per share for 1998 was $0.76, as compared to $5.11 in 1997. In the fourth quarter of 1998, the Company recorded a $132 million restructuring charge, $96 million after tax, for actions that it is taking in response to lower retail demand in the global agricultural equipment market. Excluding the impact of restructuring, 1998 net income was $160 million, with diluted earnings per share of $2.05. Basic earnings per share, before restructuring, was $2.09 in 1998 versus $5.36 in 1997.

   In 1998, Case Industrial recorded a loss of $21 million, before equity income of Case Capital, versus comparable income of $321 million in 1997. The Company's 1998 performance includes the impact of aggressive actions initiated by the Company in the face of an industry-wide downturn in the agricultural equipment market. These actions include the 1999 closure of the Company's Hamilton, Ontario, and Hugo, Minnesota, manufacturing facilities, and a worldwide workforce reduction of 2,600 people. The Company recorded a $132 million restructuring charge in the fourth quarter of 1998 primarily for these and other restructuring initiatives. In addition, throughout 1998, the Company progressively lowered agricultural equipment production to address declining retail demand. On a pretax basis, excluding restructuring, Case Industrial recorded income of $107 million, as compared to income of $472 million in 1997.

   Case's operating earnings for 1998 were $296 million versus $627 million in 1997. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles, restructuring charges and extraordinary items, including the income of Case Capital on an equity basis. Case Capital recorded net income of $85 million in 1998, as compared to net income of $82 million in 1997. A reconciliation of Case Industrial's income to operating earnings is as follows (in millions):

                                                                      Case
                                                                   Industrial
                                                                   Years Ended
                                                                    December
                                                                       31,
                                                                   ------------
                                                                   1998   1997
                                                                   -----  -----
      Net income.................................................. $  64  $ 403
      Income tax provision (benefit)..............................    (4)   151
      Interest expense............................................   104     73
      Restructuring charge........................................   132    --
                                                                   -----  -----
          Operating earnings...................................... $ 296  $ 627
                                                                   =====  =====

   Consolidated interest expense was $240 million in 1998 as compared to $170 million in 1997. The year-over-year increase in consolidated interest expense primarily reflects higher average debt levels for Case Capital, largely due to the growth in Case Capital's on-balance-sheet receivables and increased equipment on operating leases. In addition, interest expense for Case Industrial increased from $73 million in 1997 to $104 million in 1998, primarily due to increased levels of inventories and receivables as a result of acquisitions and lower retail demand in the agricultural equipment industry.

   The consolidated income tax provision for 1998 was $42 million as compared to $191 million in 1997. The Company's effective income tax rate of 40% for 1998 was higher than the U.S. statutory tax rate of 35% as the Company adopted restructuring plans in certain foreign jurisdictions for which no immediate tax benefit was recognizable. Excluding restructuring, the Company's consolidated effective income tax rates of 33% in 1998 and 32% in 1997 were lower than the U.S. statutory tax rate primarily due to the reduction in tax valuation reserves in certain foreign jurisdictions and foreign gains and losses taxed at different rates, partially offset by certain foreign losses with no related tax benefits and state income taxes.

Business Segment Operating Results

   The following is a discussion of Case Corporation's industry segment operating results. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles, restructuring charges and extraordinary items. Operating earnings for Case Capital are reported on a net income basis. Also see Note 18 to the Case Financial Statements included in Item 8 hereof.

 Agricultural Equipment

   Operating earnings for Case's worldwide agricultural equipment business decreased from $379 million in 1997 to $35 million in 1998. The decrease in operating earnings includes the impact of the Company's 1998 production cuts in response to a global decline in the agricultural equipment industry. The lower retail demand and resulting decrease in dealer orders were due to the continued decline in the near-term fundamentals in the global agricultural market and the ongoing overall economic uncertainties in several emerging markets. Low commodity prices, driven principally by a third consecutive year of strong-to-record harvests in most major grain crops, adversely affected net farm income. In addition, exports of farm commodities have dropped substantially year-over-year, affecting large-scale production agriculture. Throughout 1998, the Company progressively lowered its agricultural equipment production levels to align production relative to declining retail demand.

   Worldwide sales of Case agricultural equipment declined $152 million or 4% in 1998 from 1997 levels. During the fourth quarter of 1998, sales of Case agricultural equipment decreased 22% versus prior year levels. In addition to the overall volume decline, 1998 operating earnings for Case's agricultural equipment business were adversely impacted by variations in geographic and product line sales mix, including significantly lower sales of high margin products such as high-horsepower and four-wheel drive tractors, combines and sugar cane harvesters. The Company also incurred charges for the writedown of inventory and other related assets directly attributable to the announced closure of its Hamilton, Ontario, manufacturing facility and other actions the Company is taking in response to the downturn in the agricultural equipment market, including the accelerated phase-out of selected tractor models. Case's 1998 operating earnings also reflect the impact of unfavorable foreign currency exchange in Australia and Canada, higher year-over-year costs for increased research and development expenses, and higher warranty and product modification costs, including costs associated with new product introductions. The Company also incurred operating inefficiencies associated with its 1998 negotiations with the United Automobile, Aerospace and Agricultural Implement Workers of America (the "UAW"). Case's collective bargaining agreement with the UAW, which represents approximately 3,000 of Case's hourly production and maintenance employees in North America, expired on March 29, 1998. In May, UAW-represented employees ratified a new, six-year contract that will expire on May 2, 2004. These year-over-year decreases in operating earnings were somewhat offset by improved pricing and contributions from cost improvement initiatives.

 Construction Equipment

   Operating earnings for Case's worldwide construction equipment business increased from $166 million in 1997 to $176 million in 1998. The higher 1998 operating earnings primarily reflects an 8% increase in year-over-year sales of Case construction equipment, largely driven by strong retail demand in North America. In addition to the volume increase, Case's 1998 operating earnings also include the impact of favorable pricing and manufacturing efficiencies. These improvements were partially offset by the impact of unfavorable foreign currency exchange, primarily in Australia and Canada, and operating inefficiencies associated with the 1998 UAW contract negotiations. Construction equipment operating earnings for 1998 were also impacted by higher product liability costs, as well as higher warranty and product modification costs, including costs associated with new product introductions.

 Financial Services

   Case Capital recorded net income of $85 million in 1998, as compared to net income of $82 million in 1997. The $3 million increase in year-over-year income is primarily due to higher earnings as a result of increased levels of on-balance-sheet receivables, and improved margins resulting from the declining interest rate environment. Additionally, higher lease income from operating leases and higher realized gains from the sale of retail notes under asset-backed securitization ("ABS") transactions also improved earnings. These amounts were partially offset by an increase in Case Capital's credit loss provision as a result of a higher loss-to-liquidation ratio in 1998, combined with the significant growth in Case Capital's serviced portfolio. In addition, 1998 operating results reflect increased interest expense as a result of higher average debt levels, as well as increased depreciation of equipment on operating leases and a higher year-over-year tax rate.

1997 Compared to 1996

   Worldwide revenues were $6,024 million in 1997 versus $5,409 million in 1996. Net sales of farm and construction equipment were $5,718 million in 1997, up $614 million or 12% from $5,104 million in 1996. The year-over-year improvement in net sales is attributable to a 15% volume increase, including 7% as a result of acquisitions, and a 2% improvement in price realization. This was partially offset by a 3% deterioration from the impact of foreign exchange and a 2% decrease due to retail store divestitures. Strong worldwide demand for the Company's agricultural and construction equipment products contributed to the year-over-year sales increase.

   Sales in North America were $3,140 million in 1997, up $259 million or 9% versus the $2,881 million reported in 1996. The increase in sales of Case agricultural equipment reflects the success of the new MX series MAXXUM(TM) (mid-range) tractors, as well as strong increases in sales of MAGNUM(TM) tractors, combines and implements. Sales of Case construction equipment in North America increased in virtually all product lines, driven by significant increases in sales of loader/backhoes, wheel loaders, crawlers, excavators and skid steers. In Europe, 1997 sales of Case equipment were $1,891 million, up $209 million or 12% versus $1,682 million in 1996. The increase in sales of agricultural equipment in Europe reflects a significant increase in sales of combines and high-horsepower tractors, including higher year-over-year sales to the former Soviet Union, as well as increased sales of cotton pickers and implements. Sales of Case construction equipment in Europe primarily reflects increased sales of loader/backhoes and skid steers as a result of the 1996 acquisition of Fermec Holdings Limited ("Fermec"), as well as increased sales of wheel loaders. Despite weakening economic conditions in the region, sales in the Company's Asia Pacific region increased to $393 million in 1997, versus $367 million in 1996. The increase in agricultural equipment sales reflects strong customer demand for the new MX series tractors, as well as increased sales of four-wheel drive tractors, cotton pickers and sugar cane harvesters. The increase in sales of construction equipment includes strong increases in sales of loader/backhoes, skid steers and excavators. In the Company's Latin American region, sales increased $120 million to $294 million in 1997, including significant increases in virtually all construction equipment product lines. In Brazil, Case began assembling several lines of agricultural equipment during the second half of 1997, as the Company continued to build its market share in this region.

   Case Capital's revenues increased 11% year-over-year to $272 million, as compared with $244 million in 1996. Finance income earned on retail and other notes and finance leases increased to $103 million in 1997, as compared to $64 million for the same period in 1996, primarily due to increased levels of on-balance-sheet receivables. Operating lease revenues increased $17 million to $33 million for 1997, reflecting the growth in Case Capital's operating lease portfolio. These revenue increases were partially offset by decreases in net gains on retail notes sold, as well as lower securitization and servicing fee income.

Acquisitions and Investments

   The Company completed six strategic business acquisitions in 1997. During the first quarter, the Company acquired bor-mor Inc. ("bor-mor"), a North American manufacturer of directional drilling equipment for the underground cable and utility installation market, with 1996 revenues of approximately $9 million. Also during the first quarter, the Company acquired select assets of Agri-Logic Inc., a leading developer of software for agricultural applications. In the third quarter of 1997, Case acquired Gem Sprayers Limited ("Gem"), a U.K.-based manufacturer of self-propelled and trailed/mounted sprayers for agricultural applications. In 1996, Gem had revenues of approximately $12 million.

   In the fourth quarter of 1997, the Company acquired the outstanding shares of Fortschritt Erntemaschinen GmbH ("Fortschritt"). Based in Neustadt, Germany, Fortschritt manufactures hay and forage equipment, including self-propelled forage harvesters, large square balers and windrowers. Case also acquired select assets of two other German companies, including intellectual property, and production and distribution rights related to self-propelled forage harvesters and combines. The combined sales of the Fortschritt and other products acquired in the fourth quarter were approximately $110 million in 1996. These acquisitions provided Case with a broad range of conventional and rotary combines in Europe and significantly expanded the Company's line of harvesting equipment for that region.

   During the third quarter of 1997, Case Credit and UFB LOCABAIL SA, a subsidiary of Compagnie Bancaire ("UFB LOCABAIL SA"), announced a joint venture to provide financing for Case's European dealers and retail customers. This venture, Case Credit Europe S.A.S., is the first pan-European finance organization to serve both the agricultural and construction equipment markets. Also during the third quarter of 1997, Case Credit, through an agreement established with Cummins Engine Company, Inc. ("Cummins"), established Cummins-Case Credit Financial Services, which offers financing to qualified North American retail purchasers, dealers and manufacturers of industrial equipment powered by Cummins engines.

   The Company reported combined net sales of approximately $586 million and $190 million in 1997 and 1996, respectively, as a result of its acquisition activities.

Earnings

   The Company recorded net income of $403 million in 1997, as compared to net income, before extraordinary items, of $349 million in 1996. Diluted earnings per share, before extraordinary items, was $5.11 per share in 1997 as compared to $4.49 per share in 1996. The 14% increase in diluted earnings per share resulted from higher income levels, reflecting strong worldwide demand for the Company's products, as well as the impact of the Company's cost-reduction initiatives, partially offset by an increase in the number of average common shares outstanding. Basic earnings per share, before extraordinary items, was $5.36 in 1997 versus $4.73 in 1996.

   In January 1996, the Company exercised its option to repurchase for cash all of its 10.5% Senior Subordinated Notes. As a result of the repurchase, the Company recorded an extraordinary charge of $22 million after tax. As a result of establishing new credit facilities in August 1996, the Company recorded an $11 million, extraordinary, after-tax charge for the write-off of unamortized bank fees related to the original bank agreements established at the time of the Company's initial public offering in June 1994. Also see Note 4, "Reorganization and Public Offering," to the Case Financial Statements included in Item 8 hereof.

   In 1997, Case Industrial recorded income, before equity income of Case Capital, of $321 million versus $261 million in 1996, an increase of $60 million or 23% year-over-year. On a pretax basis, Case Industrial's 1997 earnings increased 18% over the prior year to $472 million.

   Case's operating earnings for 1997 were $627 million versus $579 million in 1996. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles, restructuring charges and extraordinary items, including the income of Case Capital on an equity basis. Case Capital recorded net income of $82 million in 1997, as compared to net income, before extraordinary items, of $88 million in 1996. A reconciliation of Case Industrial's income to operating earnings is as follows (in millions):

                                                                        Case
                                                                     Industrial
                                                                     Years Ended
                                                                      December
                                                                         31,
                                                                     -----------
                                                                     1997  1996
                                                                     ----- -----
      Net income.................................................... $ 403 $ 316
      Income tax provision..........................................   151   140
      Interest expense..............................................    73    90
      Extraordinary items...........................................    --    33
                                                                     ----- -----
          Operating earnings........................................ $ 627 $ 579
                                                                     ===== =====

   Consolidated interest expense was $170 million in 1997, as compared to $160 million in 1996. The year-over-year increase in consolidated interest expense resulted from higher average debt levels for Case Capital, primarily due to the growth in Case Capital's on-balance-sheet receivables and increased equipment on operating leases. Interest expense for Case Industrial was $73 million in 1997 versus $90 million in 1996, primarily due to lower average debt levels in 1997.

   The consolidated income tax provision for 1997 was $191 million, as compared to $185 million in 1996. The Company's effective income tax rate of 32% for 1997 was lower than the U.S. statutory tax rate of 35%, primarily due to recognition of the reduction in tax valuation reserves in certain foreign jurisdictions, tax benefits associated with the Company's foreign sales corporation and research and development tax credits, partially offset by state income taxes, foreign losses with no related tax benefits, and foreign gains and losses taxed at different rates. The Company's 1996 effective rate of 35% was impacted by a reduction in tax valuation reserves in certain foreign jurisdictions, recognition of research and development tax credits, and tax savings related to the Company's foreign sales corporation offset by state income taxes, foreign losses with no related tax benefits, and foreign gains and losses taxed at different rates.

Business Segment Operating Results

   The following is a discussion of Case Corporation's industry segment operating results. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles, restructuring charges and extraordinary items. Operating earnings for Case Capital are reported on a net income basis. Also see Note 18 to the Case Financial Statements included in Item 8 hereof.

 Agricultural Equipment

   Operating earnings for Case's worldwide agricultural equipment business increased from $363 million in 1996 to $379 million in 1997. The year-over-year increase in operating earnings reflects higher agricultural equipment sales volumes in 1997, including the full-year impact of the Company's 1996 acquisition of Steyr Landmaschinentechnik AG ("Steyr"). In addition to the volume increase, 1997 operating earnings were favorably impacted by improved price realization and contributions from the Company's ongoing cost reduction initiatives. These improvements were partially offset by the impact of unfavorable foreign currency exchange in Europe, higher warranty and product modification costs, increased research, development and engineering costs, incremental selling, general and administrative expenses from acquisitions, and new product launch costs.

 Construction Equipment

   Operating earnings for Case's worldwide construction equipment business increased from $131 million in 1996 to $166 million in 1997. The increase in year-over-year operating earnings was primarily driven by a 27% increase in 1997 sales volumes over prior year levels, including the full-year impact of the Company's 1996 acquisition of Fermec. In addition to the volume increase, Case's 1997 operating earnings also include the impact of favorable pricing and manufacturing efficiencies. These improvements were partially offset by the impact of unfavorable foreign currency exchange in Europe, higher warranty and product modification costs, and incremental selling, general and administrative expenses from acquisitions.

 Financial Services

   Case Capital recorded net income of $82 million in 1997, as compared to net income, before extraordinary items, of $88 million in 1996. The $6 million decrease in year-over-year income is primarily due to increased interest expense, reduced margins on the sale of retail notes under ABS transactions, lower securitization and servicing fee income, and increased depreciation of equipment on operating leases, largely offset by higher earnings from increased levels of on-balance-sheet receivables. In 1996, Case Capital incurred a $3 million extraordinary, after-tax charge to write-off unamortized bank fees in conjunction with the refinancing of the Company's credit facilities. In 1996, Case Capital recorded net income of $85 million.

Restructuring

   In the early 1990's, intense global competition and flat to declining markets for farm and construction equipment characterized the worldwide farm and construction equipment industry. In response to these market conditions, Case embarked on a long-term restructuring program. The Company had determined that major structural and strategic changes were necessary in order to reduce fixed costs and excess capacity; focus, discontinue or replace unprofitable and noncompetitive product lines; and restructure product distribution to strengthen Case's competitive position in the global marketplace.

   As of December 31, 1992, the Company adopted a long-term, comprehensive restructuring program (the "1992 Restructuring Program") that resulted in a pre-tax restructuring charge of $920 million ($843 million after tax). The actions contemplated under the 1992 Restructuring Program included costs related to closing/selling/downsizing 11 plant locations (including Neuss, Germany; St. Dizier, France; and Doncaster, United Kingdom) and six parts distribution locations, the privatization of 250 company-owned retail stores, as well as related employee termination payments to reduce personnel by 7,200. At the time the 1992 Restructuring Program was adopted, the Company contemplated limited additional actions. As facts and circumstances evolved, including the results from facility sales, closures, downsizings and consolidations that were dependent, among other things, on the satisfaction of various legal, social, political and economic conditions where employment reductions and facility closures would occur, the estimates for the 1992 Restructuring Program were revised. In 1993 and 1994, Case determined that it had excess restructuring reserves of $20 million and $16 million, respectively, and reversed these reserves to income in the applicable reporting period.

   The closure of the Neuss, Germany, facility was the single largest step contemplated under the Company's long-term restructuring program. In 1997, the Company ceased production and had substantially completed the closure of the Neuss manufacturing facility, transferring production of its MX series tractor from Neuss to other existing Case manufacturing facilities in Racine, Wisconsin, and Doncaster, United Kingdom. Also in 1997, Case closed its foundry operations at its Doncaster facility pursuant to a 1994 agreement with the trade union for the eventual termination of approximately 900 employees at this facility. In 1998, the Company closed the Neuss headquarters and administrative operations, and began transferring the key processes to the Company's Heidelberg, Germany, and Villepinte, France, facilities.

   Upon adoption of the 1992 Restructuring Program, the Company believed that the successful completion of this program would enhance pre-tax income and pre-tax operating cash flow through cost reductions by year-end 1997 by approximately $200 million annually over 1992 levels. As of December 31, 1997, the 1992 Restructuring Program had been substantially completed and the intended benefits, as originally contemplated under this program, had been achieved.

   In 1998, the worldwide retail demand for agricultural equipment declined significantly from the strong levels of the past several years. The lower retail demand and resulting decrease in dealer orders were due to a continued decline in the near-term fundamentals in the global agricultural market and the ongoing overall economic uncertainties in several emerging markets. Low commodity prices, driven principally by a third consecutive year of strong-to-record harvests in most major grain crops, adversely affected net farm income. In addition, exports of farm commodities dropped substantially year-over-year, affecting large-scale production agriculture. Recent events in emerging markets and the Company's continued assessment of the global harvest outlook, commodity prices and economic conditions, have increased the likelihood that worldwide demand for agricultural equipment will continue to slow from the strong levels of the past several years. To address the precipitous global decline in the agricultural equipment industry, Case progressively lowered its agricultural equipment production levels throughout 1998 and took a number of aggressive actions to further strengthen the Company's competitive position in the global agricultural equipment industry.

   During the fourth quarter of 1998, the Company recorded a restructuring charge of $132 million ($96 million after tax) related to the closure of its Hamilton, Ontario, and Hugo, Minnesota, manufacturing facilities, as well as other actions that include a worldwide workforce reduction, including contract and temporary personnel, of 2,600 (the "1998 Restructuring Program"). The Company will integrate the related product lines from the Hamilton and Hugo facilities into other existing Case manufacturing operations in the United States or, in some instances, it will outsource production. The Company believes that the closure of these facilities will not have a significant impact on 1999 revenues.

   The closure of the Hamilton and Hugo facilities, as well as the downsizing of other Case agricultural equipment operations in the United States, Europe, Australia and Brazil, largely reflects the consolidation and rationalization of the Company's agricultural equipment product lines, including an acceleration of integration plans for several recently acquired businesses. The Company believes that these actions will help to maximize the Company's performance under current conditions and position it for rapid improvement when the agricultural equipment market rebounds. The Company believes that the successful completion of the 1998 Restructuring Program will generate annual cost savings of $95 million to $100 million, and the Company expects to realize nearly two-thirds of these savings in 1999.

   In addition to the 1998 restructuring charge of $132 million, the Company also incurred other charges of approximately $22 million for the writedown of inventory and other related assets directly attributable to the announced plant closures and other actions the Company is taking in response to the downturn in the agricultural equipment market, including the accelerated phase-out of selected tractor models. These costs are included in "Cost of goods sold" in the accompanying Statements of Income.

   The Company also announced that it expects to incur additional restructuring charges in 1999 in the range of $30 million to $40 million for further employment reductions, including 800 people by year-end 1999, and pension settlement costs related to the closure of the Hamilton facility. These restructuring costs will be recorded quarterly as all necessary requirements under generally accepted accounting principles are met.

   An analysis of Case's restructuring programs is summarized in the table below (in millions):

                                                   Activity
                                                 1993 - 1996                     1997 Activity
                                       -------------------------------- --------------------------------
                             1992                 Changes   Balance at             Changes   Balance at
                         Restructuring Reserves     in     December 31, Reserves     in     December 31,
                            Program    Utilized* Estimates     1996     Utilized* Estimates     1997
                         ------------- --------- --------- ------------ --------- --------- ------------
Employee termination
 payments...............     $250        $(106)    $  4        $148       $(120)    $ 15        $43
Pension and OPRB costs..       56          (42)      (6)          8          (7)      (1)       --
Writedown of assets:
  Property, plant and
   equipment............      340         (271)     (45)         24         (28)       4        --
  Provision for
   environmental
   liabilities..........       25           (2)       2          25         (21)      (4)       --
Writedown of
 inventories............       55          (27)     (19)          9          (7)      (2)       --
Costs related to
 closing/selling/
 downsizing existing
 facilities.............       70          (41)      12          41         (16)     (13)        12
Other costs.............      124         (106)      16          34         (31)       1          4
                             ----        -----     ----        ----       -----     ----        ---
Total restructuring ....     $920        $(595)    $(36)       $289       $(230)    $--         $59
                             ====        =====     ====        ====       =====     ====        ===

--------
*Includes currency translation

                                                  1998 Activity
                                -------------------------------------------------
                                 Balance at      1998                 Balance at
                                December 31, Restructuring Reserves  December 31,
                                    1997        Program    Utilized*     1998
                                ------------ ------------- --------- ------------
Employee termination payments..     $43          $ 58        $(29)       $ 72
Pension and OPRB costs.........     --             36         (36)        --
Writedown of assets:
  Property, plant and
   equipment...................     --             24         --           24
  Provision for environmental
   liabilities.................     --            --          --          --
Writedown of inventories.......     --            --          --          --
Costs related to
 closing/selling/downsizing
 existing facilities...........      12            13          (1)         24
Other costs....................       4             1         --            5
                                    ---          ----        ----        ----
Total restructuring ...........     $59          $132        $(66)       $125
                                    ===          ====        ====        ====

--------
*Includes currency translation

   The $58 million of employee termination payments under the 1998 Restructuring Program represents the cash severance costs to reduce personnel as a result of closing and/or downsizing manufacturing facilities in the United States, Canada, Europe, Australia and Brazil, including headcount reductions in related support functions. These termination payments include the cost of severance and contractual benefits in accordance with collective bargaining arrangements and Company policy, and also include costs for outplacement services, medical, unemployment, and supplemental vacation and retirement payments. As prescribed under generally accepted accounting principles, the benefit arrangements under the 1998 Restructuring Program were communicated to all affected Case employees worldwide prior to December 31, 1998.

   The $72 million reserve balance for employee termination payments at December 31, 1998, is comprised of $50 million for restructuring actions as outlined under the 1998 Restructuring Program, and also includes $22 million for other remaining European staff reductions as contemplated under the Company's 1992 Restructuring Program. These remaining actions primarily include: (1) the outsourcing of selected parts production and manufacturing changes at the Company's component plants in France following the transfer of the Neuss, Germany, tractor line to other Case manufacturing facilities in Racine, Wisconsin, and Doncaster, United Kingdom; (2) the integration of the Neuss administrative operations into other existing Case facilities; (3) the rationalization of company-owned retail stores; and (4) the final severance, outplacement and other benefit payments related to the closure of the Neuss facilities. As of January 29, 1999, the Company had terminated approximately 2,000 people, including contract and temporary personnel, under the 1998 Restructuring Program. The Company anticipates that all employee terminations, as outlined above, will be completed by December 1999.

   The $36 million of pension and other postretirement benefit ("OPRB") costs under the 1998 Restructuring Program represents curtailments as required by SFAS No. 88 from the termination of employees primarily at the Hamilton, Ontario, facility in 1999. In 1998, non-cash charges of $36 million were recognized, primarily for previously unrecognized prior service costs relating to the Hamilton pension plans. For information on the Company's pension and postretirement benefits, see Note 14 to the Case Financial Statements included in Item 8 hereof.

   The $24 million writedown of assets under the 1998 Restructuring Program represents estimated losses to be incurred upon the sale of the Hamilton and Hugo manufacturing facilities. The estimated loss upon disposal was based on management's prior experience in disposing of similar facilities and includes estimated losses on land and buildings, as well as estimated losses for machinery and equipment that will not be transferred to other existing Case facilities. The assets at these facilities will be written down to estimated net realizable value as manufacturing operations cease. It is currently anticipated that the Hugo facility will close in May 1999, and that the Hamilton facility will close in June 1999.

   The $13 million of costs related to closing/selling/downsizing existing facilities under the 1998 Restructuring Program primarily includes dealer rationalization costs in Germany, Brazil and Argentina, and incremental costs and contractual obligations for leasehold termination payments and other facility exit costs incurred as a direct result of the closure of the Hamilton and Hugo facilities. In addition to the $13 million for actions under the 1998 Restructuring Program, the $24 million reserve balance at December 31, 1998, includes $11 million for the privatization of nine company-owned retail stores in Europe, and final closure/sale costs for the Neuss headquarters and administrative offices. The Company expects that all closing/selling/downsizing actions, as outlined above, will be completed by December 1999.

   Other costs of $5 million at December 31, 1998, are primarily for incremental legal and professional costs to support the various restructuring actions.

   The following restructuring actions occurred in 1998:

  . The Company announced a restructuring charge of $132 million ($96 million after tax) related to the closure of its Hamilton, Ontario, and Hugo, Minnesota, manufacturing facilities, as well as other actions that include a worldwide workforce reduction of 2,600.

  . The Company closed the Neuss, Germany, headquarters and administrative offices, and began transferring key processes to other European administrative facilities.

  . The sale of company-owned retail stores continues to progress, with two additional store sales in Europe.

   Management believes that the restructuring reserve balance of $125 million at December 31, 1998, is adequate to carry out all activities as outlined under the 1992 and 1998 Restructuring Programs, and the Company anticipates that all actions will be completed by December 31, 1999. The Company expects to fund the cash requirements of its restructuring activities with cash flows from operations and additional borrowings under the Company's existing credit facilities.

   The specific restructuring measures and associated estimated costs were based on management's best business judgment under prevailing circumstances. If future events warrant changes to the reserve, such adjustments will be reflected as "Restructuring charges" in the applicable statements of income.

Liquidity and Capital Resources

   The discussion of liquidity and capital resources focuses on the balance sheets and statements of cash flows. The Company's operations are capital intensive and subject to seasonal variations in financing requirements for dealer receivables and inventories. Whenever necessary, funds provided from operations are supplemented from external sources.

 1998 Compared to 1997

   In 1998, cash used by operating activities was $995 million. Cash used by Case Industrial was $493 million in 1998, versus cash provided of $292 million in 1997. The year-over-year decrease in cash provided from operating activities primarily resulted from lower levels of net income and accounts payable, partially offset by increased levels of depreciation and amortization, and restructuring. Cash used by 1998 operating activities also includes increased levels of wholesale receivables and inventories as a result of lower retail demand in the agricultural equipment industry and acquisitions. Cash used by Case Capital was $502 million in 1998, as compared to $513 million in 1997. The net cash used by Case Capital activities in 1998 was primarily due to increased levels of retail receivables, reflecting the Company's asset-management strategy of retaining a larger percentage of receivables on balance sheet, as opposed to selling those receivables through ABS transactions.

   Cash used by investing activities was $670 million in 1998 versus $286 million in 1997. Proceeds from the sale of businesses and assets were $9 million and $58 million in 1998 and 1997, respectively. Case invested $222 million and $192 million in property, plant and equipment, during 1998 and 1997, respectively. Cash used by Case Capital included $333 million for the purchase of equipment on operating leases, as compared to $100 million in 1997, reflecting the year-over-year growth in Case Capital's operating lease portfolio.

   During 1998, the Company expended $103 million to acquire the sprayer business of the Tyler Industries division of IBOCO, Inc., and the soil management business of DMI, Inc. Case also assumed additional debt and other liabilities of approximately $36 million in conjunction with these acquisitions. Also during 1998, Case expended $21 million to form a global alliance with Sumitomo to market and manufacture hydraulic excavators. During 1997, the Company expended $36 million to acquire the businesses of bor-mor, Gem and Fortschritt, as well as to acquire select assets of Agri-Logic Inc. and select assets of two German companies. Case also assumed additional debt and other liabilities of approximately $20 million in conjunction with these acquisitions.

   In 1997, Case Credit expended $16 million to establish a joint venture with UFB LOCABAIL SA to provide financing for Case's European dealers and retail customers. The formation of this joint venture, Case Credit Europe S.A.S., established the first pan-European finance organization to serve both the agricultural and construction equipment markets in that region.

   During 1998, the Company received proceeds from the issuance of long-term debt of $1,370 million. In 1998, Case Credit issued $645 million of fixed-rate and $140 million of floating-rate, medium-term notes. These notes have maturities that range from 18 to 36 months and bear interest based on three-month LIBOR for the floating-rate notes, and interest rates ranging from 5.8% to 6.2% for the fixed-rate notes. Case Credit also issued $100 million principal amount of its 6.125% notes due October 2001, and $100 million principal amount of floating-rate notes due January 21, 2000, with an initial rate of 5.91%. These note issuances were offered pursuant to shelf registration statements filed with the Securities and Exchange Commission in May 1998 and September 1997. Also during 1998, Case Credit's Canadian subsidiary, Case Credit Ltd., established a C$750 million medium-term note program pursuant to a short-form prospectus and prospectus supplement filed with the Canadian Securities Administrators. As of December 31, 1998, Case Credit Ltd. issued C$125 million of its medium-term notes in Canada, with a maturity of two years and an interest rate of 6.2%, pursuant to this prospectus and prospectus supplement. The net proceeds from these collective issuances will be used to fund Case Capital's growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness. In 1998, amounts outstanding under Case Capital's short-term debt and revolving credit facilities decreased $291 million.

   In December 1998, Case Industrial issued $300 million aggregate principal amount of its 6.25% unsecured and unsubordinated notes due 2003. Amounts outstanding under Case Industrial's short-term debt and revolving credit facilities increased $568 million in 1998. The net proceeds from these issuances were used to fund Case Industrial's working capital requirements and for other corporate purposes, including the repayment of short-term indebtedness.

   In October 1997, Case Credit issued $150 million aggregate principal amount of its 6.75% unsecured and unsubordinated notes due 2007, pursuant to a shelf registration statement filed with the Securities and Exchange Commission in September 1997. The net proceeds from the offering were used to repay indebtedness and finance Case Capital's growing portfolio of receivables.

   During 1998, the Company received proceeds of $70 million from the issuance of its common stock in conjunction with various employee benefit plans and the exercise of stock options, as compared to $84 million in 1997.

   In 1997, the Company initiated a stock repurchase program to acquire up to four million shares of the Company's Common Stock. The repurchase of Case Common Stock under this program was completed during August 1998. During 1998 and 1997, the Company repurchased 2.5 million shares and 1.5 million shares of common stock, respectively, at a total cost of $130 million and $94 million, respectively, under this program.

   During the third quarter of 1998, the Company initiated a second stock repurchase program for the purchase from time to time of up to an additional eight million shares of the Company's Common Stock. The purchase of Case Common Stock under this program is at the Company's discretion, subject to prevailing financial and market conditions. As of December 31, 1998, the Company has repurchased approximately 900,000 shares of its common stock at a cost of approximately $19 million under this program.

   Total debt at December 31, 1998, was $4,399 million, of which $2,658 million related to Case Capital. The consolidated debt to capitalization ratio, defined as total debt divided by the sum of total debt, stockholders' equity and preferred stock with mandatory redemption provisions, was 66.8% at December 31, 1998, and Case Industrial's debt to capitalization ratio was 44.4%. The consolidated and Case Industrial ratios at December 31, 1997, were 54.6% and 27.3%, respectively.

 1997 Compared to 1996

   In 1997, cash used by operating activities was $221 million. Cash provided by Case Industrial was $292 million, versus $464 million in 1996. The year-over-year decrease in cash provided from Case Industrial primarily resulted from increased levels of wholesale receivables and inventories, reflecting higher actual and projected sales volumes, and incremental receivables and inventories from acquisitions. Net cash used by operating activities in 1997 was also impacted by higher year-over-year expenditures for restructuring activities, including expenditures related to the closure of the Neuss, Germany, plant, the single largest step in the Company's long-term restructuring plan. These uses of cash were partially offset by increased levels of net income, depreciation and amortization, accounts payable and accrued liabilities. Cash used by Case Capital was $513 million in 1997, as compared to $221 million in 1996. The net cash used by Case Capital operating activities in 1997 was primarily due to increased levels of retail receivables, reflecting the Company's asset-management strategy of retaining a larger percentage of receivables on balance sheet as opposed to selling those receivables through ABS transactions.

   Cash used by investing activities was $286 million in 1997 versus $353 million in 1996. Proceeds from the sale of businesses and assets were $58 million and $27 million in 1997 and 1996, respectively. Case invested $192 million and $162 million in property, plant and equipment, during 1997 and 1996, respectively. Cash used by Case Capital included $100 million for the purchase of equipment on operating leases, as compared to $71 million in 1996, reflecting the year-over-year growth in Case Capital's operating lease portfolio.

   During 1997, the Company expended $36 million to acquire the businesses of bor-mor, Gem and Fortschritt, as well as to acquire select assets of Agri-Logic Inc. and select assets of two German companies. Case also assumed additional debt and other liabilities of approximately $20 million in conjunction with these acquisitions. During 1996, the Company invested $147 million of cash and an additional $27 million in non-cash consideration to acquire the businesses of Concord, Inc. ("Concord"), Austoft Holdings Limited, Steyr and Fermec. Case also assumed additional debt and other liabilities of approximately $244 million in conjunction with these acquisitions.

   In 1997, Case Credit expended $16 million to establish a joint venture with UFB LOCABAIL SA to provide financing for Case's European dealers and retail customers, establishing the first pan-European finance organization to serve both the agricultural and construction equipment markets in that region.

   In 1997, Case Credit issued $150 million aggregate principal amount of its 6.75% unsecured and unsubordinated notes due 2007, pursuant to a shelf registration statement filed with the Securities and Exchange Commission in September 1997. The net proceeds from the offering were used to repay indebtedness and finance Case Capital's growing portfolio of receivables.

   The Company received proceeds from the issuance of long-term debt of $500 million during the first quarter of 1996. In January 1996, the Company issued $300 million aggregate principal amount of its 7.25% unsecured and unsubordinated notes due 2016. In February 1996, Case Credit issued $200 million aggregate principal amount of its 6.125% unsecured and unsubordinated notes due 2003. The net proceeds from the Case Credit offering were used to finance Case Capital's growing portfolio of receivables and for other corporate purposes, including the repayment of indebtedness. Amounts outstanding under short-term debt and revolving credit facilities increased $524 million in 1997, primarily in support of Case Capital's growing portfolio of receivables.

   During 1996, Case repaid $647 million of long-term debt. Of this $647 million, approximately $324 million related to the repayment in full of the $1.0 billion term loan established at the time of the Company's initial public offering in June 1994. The proceeds from the $300 million note offering in January 1996, together with cash and additional borrowings under the Company's credit facilities, were used to exercise the Company's option to repurchase for cash all of the Company's 10.5% Senior Subordinated Notes and to pay accrued interest thereon.

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

   In 1997, the Company initiated a stock repurchase program to acquire up to four million shares of the Company's Common Stock. As of December 31, 1997, the Company had repurchased approximately 1.5 million shares of its common stock at a cost of approximately $94 million under this program.

   Total debt at December 31, 1997, was $2,738 million, $1,882 million of which related to Case Capital. The consolidated debt to capitalization ratio, defined as total debt divided by the sum of total debt, stockholders' equity and preferred stock with mandatory redemption provisions, was 54.6% at December 31, 1997, and Case Industrial's debt to capitalization ratio was 27.3%. The consolidated and Case Industrial ratios at December 31, 1996, were 51.8% and 30.9%, respectively.

Future Liquidity and Capital Resources

   The Company has various lines of credit and liquidity facilities that include borrowings under both committed credit facilities and uncommitted lines of credit. The Company also has the ability to issue commercial paper in the United States, Canada and Australia. Under the terms of the Company's commercial paper programs, the principal amount of the commercial paper outstanding, combined with the amounts outstanding under the applicable revolving credit facility, cannot exceed the total amount available under the revolving credit facility. The following credit facilities were available to the Company at December 31, 1998:

     (1) a five-year, $1.1 billion revolving credit facility for Case Industrial that expires in August 2001; and a 364-day, $500 million revolving credit facility, with a combined availability of $1.2 billion;

     (2) five-year, revolving credit facilities of A$150 million, A$20 million, and A$30 million for Case Corporation Pty Ltd (Australia) that expire in August 2002, December 2002, and February 2003, respectively; and a 364-day, A$50 million revolving credit facility; with a combined availability of A$69;

     (3) a five-year, $400 million private, revolving wholesale receivable ABS facility for Case Industrial that expires in June 2002. The facility, which was fully utilized at December 31, 1998, is comprised of a five-year committed, $300 million non-renewable facility and a 364-day, $100 million facility that is renewable annually at the sole discretion of the purchasers;

     (4) a five-year, $1.2 billion revolving credit facility for Case Credit that expires in August 2001, with $710 million available at December 31, 1998;

     (5) a three-year, $750 million U.S. asset-backed commercial paper liquidity facility for Case Credit that expires in August 1999, with $691 million available at December 31, 1998;

     (6) a five-year, C$500 million revolving credit facility for Case Credit Ltd. (Canada) that expires in August 2001, with C$56 million available at December 31, 1998; and

     (7) a five-year, A$300 million revolving credit facility for Case Credit Australia Pty Ltd that expires in October 2002; and a 364-day, A$100 million revolving credit facility, with a combined availability of $A27 million available at December 31, 1998.

   In addition to the above availability, the Company has other sources of future liquidity including the asset-backed securities markets in the United States and Canada, public debt offerings, and other local lines of credit not mentioned above. In the United States, Canada and Australia, the Company has also established medium-term note programs. As of December 31, 1998, Case Capital has issued $785 million of medium-term notes, as well as $550 million of long-term notes, pursuant to its $1.6 billion U.S. shelf registration statement; and has issued C$125 million of medium-term notes under its C$750 million Canadian medium-term note program. As of December 31, 1998, no issuances have been made under Case Capital's A$600 million medium-term note program.

   In conjunction with a support agreement for Case Credit, the Company has agreed to maintain a direct or indirect ownership in, and provide financial backing for, Case Credit.

   Case estimates that for 1999, capital expenditures and other investments amounting to $26 million in the aggregate will be required to complete projects authorized as of December 31, 1998, for which substantial commitments by the Company have been made. The Company expects that these commitments will be funded with cash flows from operations and additional borrowings under the Company's existing credit facilities.

   As of December 31, 1998, the Company has repurchased approximately 900,000 shares of its common stock pursuant to an eight million share repurchase program authorized by the Company's Board of Directors during the third quarter of 1998. The purchase of Case Common Stock under this program is at the Company's discretion, subject to prevailing financial and market conditions.

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

   Case Corporation understands that it is important to our customers and stakeholders that Case's products, services and internal systems are not adversely affected by the Year 2000. Case has implemented procedures that it deems necessary to safeguard the Company from computer-related issues associated with adverse effects as a result of improperly recognizing the millennial date change. These procedures include, where necessary, the inventorying/assessing, planning, constructing/testing, and implementing/certifying of critical internal-use hardware and software systems, as well as other embedded systems in the Company's manufacturing plants, other buildings, equipment and other infrastructure. The Company believes that these procedures will adequately address both the information technology and non-information technology aspects of our business. Based upon its review and efforts to date, the Company believes that future external and internal costs to be incurred for the modification of internal-use software to address Year 2000 issues will not have a material adverse effect on Case's financial position, cash flows or results of operations.

   The Company believes, based upon its review and efforts to date, that external and internal remediation costs to be incurred for the modification of internal-use software to address Year 2000 issues will, in the aggregate, approximate $45 million to $50 million. As of December 31, 1998, the Company has incurred approximately $22 million of costs for Year 2000 remediation, and the Company currently anticipates that remaining Year 2000 remediation costs will approximate $22 million in 1999 and $3 million in 2000. These cost estimates include the costs of external contractors, non-capitalizable purchases of software and hardware, and the direct cost of internal employees working on Year 2000 projects. Case maintains a process that tracks the cost and time of external contractors. However, the Company does not separately track its own internal costs incurred for the Year 2000 project. Internal costs are compiled principally from the related payroll records for those personnel directly working on the Year 2000 effort. The Company's cost estimate does not include the cost of implementing contingency plans, which are in the process of being developed, and also does not include any potential litigation or warranty costs related to Year 2000 issues if the Company's remediation efforts are not successful.

   Case has also undertaken a program to alert its suppliers and dealers of Year 2000 issues. Based on its contacts with suppliers and dealers, the Company believes that a majority of our most important suppliers are Year 2000 compliant, and the Company anticipates that most of its dealers will be Year 2000 compliant by mid-1999. Case will continue to work with its remaining suppliers and its dealers throughout 1999 to secure Year 2000 compliance by December 31, 1999. Based on third-party representations and internal testing, and subject to the Company's ongoing compliance efforts, the costs and uncertainties relating to timely resolution of Year 2000 issues applicable to the Company's business and operations are not reasonably expected by the Company to have a material adverse effect on Case's financial position, cash flows or results of operations. For those suppliers and dealers that have not adequately responded to our Year 2000 concerns, we are following up to ultimately achieve an acceptable level of compliance within our supply chain. As there can be no assurance that an acceptable level of Year 2000 compliance will be achieved, Case is in the process of developing contingency plans to address potential issues.

   Case has completed all steps with regards to Year 2000 compliance that it considers necessary regarding its agricultural and construction equipment and, as a result, the Company has no information to suggest that its agricultural and construction equipment is not Year 2000 compliant. The Company believes, based on its review and testing, that products purchased from Case will accurately determine chronological dates and accurately perform all calculations and data manipulations based upon such dates.

   Based upon Case's review and efforts to date, the Company currently anticipates completion of critical Year 2000 compliance issues by mid-1999, and the Company plans to continue integration testing throughout the balance of 1999. If Case's Year 2000 compliance efforts, as well as the efforts of the Company's suppliers and dealers, individually and in the aggregate, are not successful, it could have a material adverse effect on the Company's financial position, cash flows and results of operations. Factors that could cause actual results to differ include unanticipated supplier or dealer failures, disruption of utilities, transportation or telecommunications breakdowns, foreign or domestic governmental failures, as well as unanticipated failures on our part to address Year 2000 related issues. The Company's most reasonably likely worst case scenario in light of these risks would involve a potential loss in sales resulting from order, production and shipping delays throughout the Company's supply chain caused by Year 2000 related disruptions. The degree of sales loss impact would depend on the severity of the disruption, the time required to correct it, whether the sales loss was temporary or permanent, and the degree to which our primary competitors were also impacted by the disruption. The Company is in the process of developing Year 2000 contingency plans that will be designed to mitigate the impact on the Company if its Year 2000 compliance efforts are not successful. The targeted completion date for the Company's contingency planning is mid-1999. Case's contingency plans may include the use of alternative systems and non-computerized approaches to our business including manual procedures for machine operation, collecting and reporting of its business information, as well as alternative sources of supply. At this time, the Company has not determined whether it will be necessary to stockpile inventory or supplies as part of its contingency planning.

   The information included in this "Year 2000" section represents forward-looking statements and involves risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

Euro

   The Company has developed a phased approach to the introduction of a common European currency (the "Euro"). The Company anticipates that the greatest impact on Case brought about by the introduction of the Euro will be the increased price transparency on European sales of European manufactured products. Case has concentrated its efforts on making those changes that it believes will limit the Company's risk following any price convergence. Invoicing of all exported European product in Euro began on January 1, 1999. With the possible exception of domestic sales in the United Kingdom, the Company's European subsidiaries are expected to invoice both export and domestic sales solely in Euro beginning January 1, 2000. Also by January 1, 2000, the Company expects to have a single European price list in place for European sales.

   Case has not found it necessary to make significant investments in systems hardware or software to prepare for and operate in the Euro. As of January 1, 1999, Case has modified all applicable systems necessary for the Company's phased transition to the Euro, and the Company expects that its remaining systems will be modified by January 1, 2000. As part of the Company's phased approach, the majority of Case's European subsidiaries will continue to keep their 1999 financial records in the former local currency.

   The Company is not in a position to quantify the possible long-term impact of the Euro on its revenues or expenses. However, at this time, the Company has no reason to believe that it is in a weak or unfavorable position relative to the Euro introduction as compared to its competitors or other companies dealing in Europe.

Outlook

   The market outlook for Case's agricultural and construction equipment and financial services business is decidedly mixed throughout the world.

   Demand for agricultural equipment continued to drop significantly during the fourth quarter of 1998. This decline is the result of low commodity prices, driven principally by a third consecutive year of strong-to-record harvests in most major grain crops. In addition, exports of farm commodities have dropped significantly year-over-year, affecting large-scale production agriculture farmers. In the United States, net farm income for 1998 is projected to be lower than the previous year by approximately 5%, and significant declines are also anticipated in other parts of the world. In addition, financing for equipment purchases in emerging markets is expected to remain extremely difficult. As a result of these factors, worldwide sales of agricultural equipment are projected to decline by approximately 8% to 10% in 1999.

   The global outlook for the construction equipment market varies by region. In North America, demand is stable due to a sustained level of housing starts and a favorable interest rate environment. This outlook is supported by the new U.S. highway bill that will increase infrastructure spending. In Europe, the market is expected to decline moderately in 1999 as anticipated improvements in Germany and France will be offset by lower sales in the United Kingdom and the Africa / Middle East region. In Asia Pacific, any recovery in business conditions is tied to Japan's ability to stimulate its economy and resolve its banking crisis. Case is further affected by a weak Australian dollar, impacting the overall economy and construction activity there. In Latin America, the outlook has dampened considerably given Brazil's currency devaluation and the prospect for implementation of new fiscal programs required as part of the International Monetary Fund assistance plan. In total, worldwide construction equipment sales in 1999 are expected to be down 2% to 5%.

   Since December 31, 1998, Brazil's currency has devalued substantially. While Case continues to monitor the impact this will have on the Company's 1999 business results, as of January 31, 1999, the translation of the Brazilian financial statements resulted in a decrease in stockholders' equity of approximately $90 million. The outlook in Brazil continues to be unstable, and a worsening of the economic conditions in Brazil would have an adverse impact on the Company's 1999 results.

   The information included in the "Outlook" section represents forward-looking statements and involves risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The Company's outlook is predominantly based on its interpretation of what it considers key economic assumptions. Crop production and commodity prices are strongly affected by weather and can fluctuate significantly. Housing starts and other construction activity are sensitive to interest rates and government spending. Some of the other significant factors for the Company include general economic and capital market conditions, the cyclical nature of its business, foreign currency movements, the Company's and its customers' access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), the effect of conversion to the Euro, technological difficulties (including Year 2000), changes in environmental laws, and employee and labor relations. Further information concerning factors that could significantly impact expected results is included in the following sections of this Form 10-K: Business--Employees, Business--Environmental Matters, Business--Significant International Operations, Business--Seasonality and Production Schedules, Business--Competition, Legal Proceedings, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Seasonality and Production Schedules

   The seasonality of farm equipment retail sales is directly affected by the timing of major crop activities: tilling, planting and harvesting. The timing of these activities is impacted by crop production and climate conditions. The second and fourth quarters are generally the strongest demand periods for retail farm equipment sales, normally representing approximately 31% and 27% of sales, respectively, by Case's North American dealers. The weakest retail demand for Case farm equipment in North America typically occurs in the first quarter, accounting for approximately 19% of sales by Case's North American dealers.

   Seasonal demand fluctuations for construction equipment are somewhat less significant than those for farm equipment. Nevertheless, in North America, housing construction slows down, especially in the Midwest and on the East Coast, during the first quarter. North American retail demand for Case's construction equipment is strongest in the second and fourth quarters, which represent approximately 30% and 27%, respectively, of sales by Case's North American dealers. European demand patterns are similar to those in the United States.

   Sales to independent dealers closely correspond with Case's production levels, which are based upon its estimates of the demand for its products, taking into account the timing of dealer shipments (which are in advance of retail demand), dealer inventory levels, the need to shut down production to enable manufacturing facilities to be prepared for the manufacture of new or different models, and the efficient use of manpower and facilities. Production levels are adjusted to reflect changes in estimated demand, dealer inventory levels, labor disruptions and other matters not within Case's control. The Company has a multi-year supply chain management initiative that has a long-term objective of matching production levels with retail demand. In response to a sudden downturn in the agricultural equipment business, Case announced major cuts to 1998 and 1999 agricultural equipment production plans in order to align production relative to retail market demand. During 1999, Case will produce significantly below forecasted demand in order to maintain inventories at appropriate levels.

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

   The Company has adopted the following guidelines to manage its foreign exchange exposures:

    (1) increase the predictability of costs associated with goods whose purchase price is not denominated in the functional currency of the buyer;

     (2) minimize the cost of hedging through the use of naturally offsetting positions; and

     (3) where possible, sell product in the functional currency of the producing operation.

   The Company's identifiable foreign exchange exposures result primarily from the anticipated purchase of equipment and components from Case affiliates and third-party suppliers, along with the repayment of intercompany loans to foreign subsidiaries denominated in foreign currencies. The Company identifies naturally offsetting positions and then purchases hedging instruments to protect anticipated exposures. For further information regarding Case's foreign currency risk management, see Note 12 to the Case Financial Statements included in Item 8 hereof.

Derivative Financial Instruments

   Derivative financial instruments are used by the Company to manage its foreign currency and interest rate exposures. Case does not hold or issue financial instruments for trading purposes.

Foreign Currency

   The following foreign currency exchange contracts were held by the Company to hedge certain currency exposures. All 1998 foreign currency contracts mature in 1999. The notional amounts and fair value gains/(losses) at December 31, 1998 and 1997, are as follows (U.S. dollars, in millions):

                                               December 31,
                         ---------------------------------------------------------
                                     1998                         1997
                         ---------------------------- ----------------------------
                                  Average  Fair Value          Average  Fair Value
                         Notional Contract  Gains /   Notional Contract  Gains /
                          Amount   Rate*    (Losses)   Amount   Rate*    (Losses)
                         -------- -------- ---------- -------- -------- ----------
Foreign Currency
 Forward Exchange
  Contracts:
  Austrian Shilling.....   $  6      11.62    $--       $ 15      12.35    $--
  Australian Dollar.....    135       0.61     --        111       0.70      7
  Belgian Franc.........      4      34.34     --         10      36.29     --
  British Pound
   Sterling.............    212       1.68     (2)       170       1.65     (1)
  Canadian Dollar.......    121       1.53     --        106       1.41      2
  China Yuan Renminbi...      4       9.59     (1)        --         --     --
  Danish Krone..........      7       6.25     --          4       6.74     --
  Euro..................     30        1.2     --         --         --     --
  French Franc..........    130       5.54     --        151       5.88     (1)
  German Mark...........    161       1.66     --         87       1.75      2
  Italian Lira..........      7   1,640.63     --         26   1,727.21     --
  Japanese Yen..........     33     121.01      2         36     124.74     (2)
  New Zealand Dollar....      2       0.52     --         --         --     --
  Spanish Peseta........      5     139.70     --         20     148.00     --
                           ----               ---       ----               ---
                           $857               $(1)      $736               $ 7
                           ====               ===       ====               ===
Purchased Currency
 Options:
  Australian Dollar.....   $ --         --    $--       $ 43       0.70    $ 3
                           ====               ===       ====               ===
Sold Currency Options:
  Australian Dollar.....   $ --         --    $         $ 45       0.72    $--
                           ====               ===       ====               ===

--------
*per U.S. dollar

Interest Rates

   The Company has implemented an interest rate risk management program with respect to a portion of the credit facilities that carry a floating rate of interest. The program is within guidelines of the policies approved by the Board of Directors to limit exposure to rising interest rates. The exact nature, timing and size of the program is based upon the amount of debt in Case Industrial and Case Capital. For further information regarding Case's interest rate risk management, see Note 12 to the Case Financial Statements included in Item 8 hereof.

   At December 31, 1998, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments, including accounts and notes receivable and fixed-rate, long-term debt obligations. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company's weighted-average interest rates at December 31, 1998, would have no material affect on the consolidated financial position, results of operations or cash flows of the Company.

Item 8. Financial Statements and Supplementary Data.

               INDEX TO FINANCIAL STATEMENTS OF CASE CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                                                           Page
                                                                           ----
Report of independent public accountants..................................  40
Statements of income for each of the three years in the period ended
 December 31, 1998........................................................  41
Balance sheets as of December 31, 1998 and 1997...........................  42
Statements of cash flows for each of the three years in the period ended
 December 31, 1998........................................................  43
Statements of changes in stockholders' equity for each of the three years in the period ended December 31, 1998....................................  44
Notes to financial statements.............................................  45

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Case Corporation:

   We have audited the accompanying consolidated balance sheets of Case Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the supplemental financial statements and supplemental schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements, the supplemental financial statements and supplemental schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Case Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental financial statements of Case Industrial and Case Capital are presented for purposes of additional analysis and are not a required part of the consolidated financial statements. This information has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole. Also, the supplemental schedule listed in the index to Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Milwaukee, Wisconsin
January 21, 1999

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (in millions, except per share data)

                              Consolidated        Case Industrial       Case Capital
                          --------------------  ---------------------  --------------
                           1998   1997   1996    1998    1997   1996   1998 1997 1996
                          ------ ------ ------  ------  ------ ------  ---- ---- ----
Revenues:
 Net sales..............  $5,738 $5,718 $5,104  $5,738  $5,718 $5,104  $--  $--  $--
 Interest income and
  other.................     411    306    305      41      35     63   377  272  244
                          ------ ------ ------  ------  ------ ------  ---- ---- ----
                           6,149  6,024  5,409   5,779   5,753  5,167   377  272  244
Costs and Expenses:
 Cost of goods sold.....   4,700  4,447  3,953   4,700   4,447  3,953   --   --   --
 Selling, general and
  administrative........     655    570    544     599     541    517    56   29   27
 Research, development
  and engineering.......     224    196    193     224     196    193   --   --   --
 Restructuring charge...     132    --     --      132     --     --    --   --   --
 Interest expense.......     240    170    160     104      73     90   143   98   72
 Other, net.............      92     47     25      45      24     13    47   23   12
                          ------ ------ ------  ------  ------ ------  ---- ---- ----
                           6,043  5,430  4,875   5,804   5,281  4,766   246  150  111

Income (loss) before
 taxes and extraordinary
 items..................     106    594    534     (25)    472    401   131  122  133
Income tax provision
 (benefit)..............      42    191    185      (4)    151    140    46   40   45
                          ------ ------ ------  ------  ------ ------  ---- ---- ----
                              64    403    349     (21)    321    261    85   82   88
Equity in income--Case
 Capital................     --     --     --       85      82     88   --   --   --
                          ------ ------ ------  ------  ------ ------  ---- ---- ----
Income before
 extraordinary items....      64    403    349      64     403    349    85   82   88
Extraordinary items.....     --     --     (33)    --      --     (33)  --   --   ( 3)
                          ------ ------ ------  ------  ------ ------  ---- ---- ----
   Net income...........  $   64 $  403 $  316  $   64  $  403 $  316  $ 85 $ 82 $ 85
                          ====== ====== ======  ======  ====== ======  ==== ==== ====
Preferred stock
 dividends..............       7      7      7
                          ------ ------ ------
   Net income to common.  $   57 $  396 $  309
                          ====== ====== ======
Per share data:
 Basic earnings per
  share before
  extraordinary items...  $ 0.78 $ 5.36 $ 4.73
                          ====== ====== ======
 Basic earnings per
  share.................  $ 0.78 $ 5.36 $ 4.27
                          ====== ====== ======
 Diluted earnings per
  share, before
  extraordinary items...  $ 0.76 $ 5.11 $ 4.49
                          ====== ====== ======
 Diluted earnings per
  share.................  $ 0.76 $ 5.11 $ 4.07
                          ====== ====== ======


  The accompanying notes to financial statements are an integral part of these
   Statements of Income. Reference is made to Note 2 for definitions of "Case
                        Industrial" and "Case Capital."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997
                        (in millions, except share data)

                                                     Case
                                Consolidated      Industrial     Case Capital
                               ---------------  ---------------  --------------
           ASSETS               1998     1997    1998     1997    1998    1997
           ------              -------  ------  -------  ------  ------  ------
Current Assets:
 Cash and cash equivalents...  $   142  $  252  $   107  $  185  $   35  $   67
 Accounts and notes
  receivable.................    2,476   2,053    1,594   1,459     934     705
 Inventories.................    1,430   1,064    1,430   1,064     --      --
 Deferred income taxes.......      272     191      252     175      20      16
 Prepayments and other.......       50      40       48      40       2     --
                               -------  ------  -------  ------  ------  ------
   Total current assets......    4,370   3,600    3,431   2,923     991     788
                               -------  ------  -------  ------  ------  ------
Long-Term Receivables........    1,938   1,605      326     252   1,593   1,340
Other Assets:
 Investments in joint
  ventures...................       98      82       83      66      15      16
 Investment in Case Capital..      --      --       459     357     --      --
 Equipment on operating
  leases, net................      468     179      --      --      468     179
 Goodwill and intangibles....      358     319      358     319     --      --
 Other.......................      373     197      201     173     190      36
                               -------  ------  -------  ------  ------  ------
   Total other assets........    1,297     777    1,101     915     673     231
                               -------  ------  -------  ------  ------  ------
Property, Plant and
 Equipment, at cost..........    2,169   1,987    2,164   1,983       5       4
Accumulated depreciation.....   (1,048)   (988)  (1,046)   (987)     (2)     (1)
                               -------  ------  -------  ------  ------  ------
   Net property, plant and
    equipment................    1,121     999    1,118     996       3       3
                               -------  ------  -------  ------  ------  ------
   Total.....................  $ 8,726  $6,981  $ 5,976  $5,086  $3,260  $2,362
                               =======  ======  =======  ======  ======  ======

   LIABILITIES AND EQUITY
   ----------------------
Current Liabilities:
 Current maturities of long-
  term debt..................  $     9  $    8  $     9  $    8  $  --   $  --
 Short-term debt.............    1,310   1,326      766     179     550   1,147
 Accounts payable............      605     708      625     753      25      27
 Restructuring liability.....      125      59      125      59     --      --
 Other accrued liabilities...      847     769      785     740      62      67
                               -------  ------  -------  ------  ------  ------
   Total current liabilities.    2,896   2,870    2,310   1,739     637   1,241
                               -------  ------  -------  ------  ------  ------
Long-Term Debt...............    3,080   1,404      972     669   2,108     735
Other Liabilities:
 Pension benefits............      205     109      205     109     --      --
 Other postretirement
  benefits...................      161     137      161     137     --      --
 Other postemployment
  benefits...................       37      38       37      38     --      --
 Other.......................      153     147       99     120      54      27
                               -------  ------  -------  ------  ------  ------
   Total other liabilities...      556     431      502     404      54      27
                               -------  ------  -------  ------  ------  ------
Commitments and Contingencies
 (Note 15)
Minority Interest............        7       2        5     --        2       2
Preferred Stock with
 Mandatory Redemption
 Provisions..................       77      77       77      77     --      --
Stockholders' Equity:
 Common Stock, $0.01 par
  value; authorized
  200,000,000 shares, issued
  78,923,145 shares in 1998
  and 75,985,876 shares in
  1997.......................        1       1        1       1     --      --
 Paid-in capital.............    1,430   1,334    1,430   1,334     269     244
 Retained earnings...........    1,116   1,074    1,116   1,074     214     129
 Accumulated other
  comprehensive income.......     (159)   (102)    (159)   (102)    (24)    (16)
 Unearned compensation on
  restricted stock...........      (31)    (14)     (31)    (14)    --      --
 Treasury stock, 5,007,110
  shares in 1998 and
  1,593,979 shares in 1997,
  at cost....................     (247)   (96)     (247)    (96)    --      --
                               -------  ------  -------  ------  ------  ------
   Total stockholders'
    equity...................    2,110   2,197    2,110   2,197     459     357
                               -------  ------  -------  ------  ------  ------
   Total.....................  $ 8,726  $6,981  $ 5,976  $5,086  $3,260  $2,362
                               =======  ======  =======  ======  ======  ======

  The accompanying notes to financial statements are an integral part of these Balance Sheets.Reference is made to Note 2 for definitions of "Case Industrial"
                              and "Case Capital."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (in millions)

                                                 Case
                          Consolidated        Industrial       Case Capital
                         -----------------  ----------------  -----------------
                         1998   1997  1996  1998  1997  1996  1998   1997  1996
                         -----  ----  ----  ----  ----  ----  -----  ----  ----
Operating activities:
Net income.............  $  64  $403  $316  $ 64  $403  $316  $  85  $ 82  $ 85
Adjustments to
 reconcile net income
 to net cash provided
 (used) by operating
 activities:
 Depreciation and
  amortization.........    213   157   138   168   133   126     45    24    12
 Deferred income tax
  expense (benefit)....    (73)    7    16   (97)  (11)   15     24    18     1
 Loss on disposal of
  fixed assets.........      6   --      5     5   --      5      1   --    --
 Extraordinary items,
  after tax............    --    --     33   --    --     33    --    --      3
 Restructuring charge..    132   --    --    132   --    --     --    --    --
 Cash paid for
  restructuring........    (30) (141)  (73)  (30) (141)  (73)   --    --    --
 Undistributed
  (earnings) loss of
  unconsolidated
  subsidiaries.........      3    (4)    7   (83)  (86)  (40)   --    --    --
 Changes in components
  of working capital:
 (Increase) decrease
  in receivables.......   (365) (479) (162)  (86) (236)   86   (220) (337) (248)
 (Increase) decrease
  in inventories.......   (321) (146)   10  (321) (146)   10    --    --    --
 (Increase) decrease
  in prepayments and
  other current
  assets...............     (9)   21   --     (7)   21    (2)    (2)  --      2
 Increase (decrease)
  in payables..........   (136)  188   (30) (155)  246   (45)   (40)   36    15
 Increase (decrease)
  in accrued
  liabilities..........     15    30   (53)  (24)   44   (59)    39   (14)    6
(Increase) decrease in
 long-term receivables.   (406) (343)  (71)  (92)   38    89   (309) (383) (158)
Increase (decrease) in
 other liabilities.....     99    48    55   102    48    55     (3)  --    --
Other, net.............   (187)   38    12   (69)  (21)  (52)  (122)   61    61
                         -----  ----  ----  ----  ----  ----  -----  ----  ----
   Net cash provided
    (used) by operating
    activities.........   (995) (221)  203  (493)  292   464   (502) (513) (221)
Investing activities:
Proceeds from sale of
 businesses and assets.      9    58    27     9    58    27    --    --    --
Expenditures for
 property, plant and
 equipment.............   (222) (192) (162) (221) (191) (160)    (1)   (1)   (2)
Expenditures for
 equipment on operating
 leases................   (333) (100)  (71)  --    --    --    (333) (100)  (71)
Acquisitions and
 investments...........   (124)  (52) (147) (124)  (36) (147)   --    (16)  --
                         -----  ----  ----  ----  ----  ----  -----  ----  ----
   Net cash provided
    (used) by investing
    activities.........   (670) (286) (353) (336) (169) (280)  (334) (117)  (73)
Financing activities:
 Proceeds from issuance
  of long-term debt....  1,370   150   500   300   --    300  1,070   150   200
 Payment of long-term
  debt.................     (6)   (3) (647)   (6)   (3) (647)   --    --    --
 Net increase
  (decrease) in short-
  term debt and
  revolving credit
  facilities...........    277   524   225   568    37    89   (291)  487   136
 Capital contributions.    --    --    --    (25)  (45)  --      25    45   --
 Proceeds from the
  issuance of common
  stock................     70    84    75    70    84    75    --    --    --
 Repurchases of common
  stock................   (149)  (94)  --   (149)  (94)  --     --    --    --
 Dividends paid (common
  and preferred).......    (22)  (21)  (21)  (22)  (21)  (21)   --    --    (40)
 Other, net............     15    10     2    15    10     2    --    --    --
                         -----  ----  ----  ----  ----  ----  -----  ----  ----
   Net cash provided
    (used) by financing
    activities.........  1,555   650   134   751   (32) (202)   804   682   296
Effect of foreign
 exchange rate changes
 on cash and cash
 equivalents...........    --     (7)  --    --     (5)  --     --     (2)  --
                         -----  ----  ----  ----  ----  ----  -----  ----  ----
Increase (decrease) in
 cash and cash
 equivalents...........   (110)  136   (16)  (78)   86   (18)   (32)   50     2
Cash and cash
 equivalents, beginning
 of year...............    252   116   132   185    99   117     67    17    15
                         -----  ----  ----  ----  ----  ----  -----  ----  ----
Cash and cash
 equivalents, end of
 year..................  $ 142  $252  $116  $107  $185  $ 99  $  35  $ 67  $ 17
                         =====  ====  ====  ====  ====  ====  =====  ====  ====
Cash paid during the
 year for interest.....  $ 218  $174  $169  $ 99  $ 73  $ 98  $ 126  $101  $ 71
                         =====  ====  ====  ====  ====  ====  =====  ====  ====
Cash paid during the
 year for taxes........  $ 115  $166  $160  $ 89  $122  $113  $  26  $ 44  $ 47
                         =====  ====  ====  ====  ====  ====  =====  ====  ====

  The accompanying notes to financial statements are an integral part of these
                           Statements of Cash Flows.
    Reference is made to Note 2 for definitions of "Case Industrial" and "Case
                                   Capital."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (in millions)

                                                                         Accumulated
                                                                            Other
                          Common Paid-in   Unearned   Retained Treasury Comprehensive         Comprehensive
                          Stock  Capital Compensation Earnings  Stock      Income     Total      Income
                          ------ ------- ------------ -------- -------- ------------- ------  -------------
Balance, December 31,
 1995...................   $ 1   $1,154      $(10)     $  399   $  (1)      $ (23)    $1,520
Comprehensive income:
 Net income.............   --       --        --          316     --          --         316      $316
 Translation
  adjustment............   --       --        --          --      --            7          7         7
 Pension liability
  adjustment............   --       --        --          --      --           (2)        (2)       (2)
                                                                                                  ----
   Total................                                                                          $321
                                                                                                  ====
Dividends declared......   --       --        --          (22)    --          --         (22)
Capital contributions on
 stock issuance.........   --        81       --          --      --          --          81
Recognition of
 compensation on
 restricted stock.......   --       --          4         --      --          --           4
Issuance of restricted
 stock..................   --         3        (3)        --      --          --         --
                           ---   ------      ----      ------   -----       -----     ------
Balance, December 31,
 1996...................     1    1,238        (9)        693      (1)        (18)     1,904
Comprehensive income:
 Net income.............   --       --        --          403     --          --         403      $403
 Translation
  adjustment............   --       --        --          --      --          (80)       (80)      (80)
 Pension liability
  adjustment............   --       --        --          --      --           (4)        (4)       (4)
                                                                                                  ----
   Total................                                                                          $319
                                                                                                  ====
Dividends declared......   --       --        --          (22)    --          --         (22)
Capital contributions on
 stock issuance.........   --        84       --          --      --          --          84
Recognition of
 compensation on
 restricted stock.......   --       --          6         --      --          --           6
Issuance of restricted
 stock, net of
 forfeitures............   --        12       (11)        --       (1)        --         --
Acquisition of treasury
 stock..................   --       --        --          --      (94)        --         (94)
                           ---   ------      ----      ------   -----       -----     ------
Balance, December 31,
 1997...................     1    1,334       (14)      1,074     (96)       (102)     2,197
Comprehensive income:
 Net income.............   --       --        --           64     --          --          64      $ 64
 Translation
  adjustment............   --       --        --          --      --          (18)       (18)      (18)
 Pension liability
  adjustment, net of
  $15 tax benefit.......   --       --        --          --      --          (39)       (39)      (39)
                                                                                                  ----
   Total................                                                                          $  7
                                                                                                  ====
Dividends declared......   --       --        --          (22)    --          --         (22)
Capital contributions on
 stock issuance.........   --        70       --          --      --          --          70
Recognition of
 compensation on
 restricted stock.......   --       --          8         --      --          --           8
Issuance of restricted
 stock, net of
 forfeitures............   --        26       (25)        --       (2)        --          (1)
Acquisition of treasury
 stock..................   --       --        --          --     (149)        --        (149)
                           ---   ------      ----      ------   -----       -----     ------
Balance, December 31,
 1998...................   $ 1   $1,430      $(31)     $1,116   $(247)      $(159)    $2,110
                           ===   ======      ====      ======   =====       =====     ======

  The accompanying notes to financial statements are an integral part of these
                 Statements of Changes in Stockholders' Equity.

                               CASE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

Note 1: Nature of Operations

   Case Corporation ("Case" or the "Company") engages in two types of operations. The Company's industrial operations ("Case Industrial") manufacture and distribute a full line of farm equipment and light- to medium-sized construction equipment on a worldwide basis. Case's financial services business is provided through Case Capital Corporation, including its wholly owned subsidiary Case Credit(R) Corporation ("Case Credit") and their subsidiaries and joint ventures (collectively, "Case Capital" or "Financial Services"). Case Capital provides financing for retail installment sales contracts and leases, commercial lending within the equipment industry, multiple lines of insurance products and offers a private-label credit card.

Note 2: Summary of Significant Accounting Policies

 Principles of Consolidation and Presentation

   The accompanying financial statements reflect the consolidated results of Case Corporation and also include, on a separate and supplemental basis, the combination of Case's industrial companies and financial services companies as follows:

   Case Industrial--The financial information captioned "Case Industrial" reflects the consolidation of all majority-owned subsidiaries except for Case Capital, the Company's wholly owned retail credit subsidiary. Case Capital has been included using the equity method of accounting whereby the net income and net assets of Case Capital are reflected, respectively, in the income statement caption, "Equity in income-Case Capital," and in the balance sheet caption, "Investment in Case Capital."

   Case Capital--The financial information captioned "Case Capital" reflects the consolidation of Case's retail credit subsidiaries.

   All significant intercompany transactions, including activity within and between "Case Industrial" and "Case Capital" have been eliminated.

   Certain reclassifications have been made to conform prior years' financial statements to the 1998 presentation.

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

 Revenue Recognition

   Sales to independent dealers are recorded at the time of shipment to those dealers. Case grants certain sales incentives to stimulate sales of Case products to retail customers. The expense for such incentive programs is recorded as a deduction in arriving at net sales at the time of sale to the dealer. At December 31, 1998 and 1997, Case had accrued $218 million and $177 million, respectively, for these incentive programs and such amounts are included in "Other accrued liabilities" in the accompanying Balance Sheets.

   To facilitate the sale of its products, Case Industrial offers wholesale financing to its dealers. Under terms of most dealer agreements, wholesale notes receivable are generally interest free for periods ranging from three to nine months, after which interest is based on market rates.

   Case Capital records earned finance charges (interest income) on retail and other notes receivables and finance leases using the effective interest method.

                               CASE CORPORATION

 Modification Programs and Warranty Costs

   The costs of major programs to modify products in the customer's possession are accrued when these costs can be identified and quantified. Normal warranty costs are recorded at the time of sale. Reserves for modification programs and warranty costs were $149 million and $90 million at December 31, 1998 and 1997, respectively, and are included in "Other accrued liabilities" in the accompanying Balance Sheets.

 Advertising

   The Company expenses advertising costs as incurred. Advertising expense totaled $48 million, $42 million and $37 million, for the years ended December 31, 1998, 1997 and 1996, respectively.

 Foreign Currency Translation

   The assets and liabilities of foreign affiliates are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at average rates during the year. Adjustments resulting from this translation are deferred and included in "Accumulated other comprehensive income" in the accompanying Balance Sheets.

   As a result of changes in Brazil's three-year inflation index, the Company ceased applying highly inflationary accounting for its Brazilian operations effective January 1, 1998. Through 1997, the Company reported its Brazilian operations as highly inflationary, and adjustments resulting from the translation of Brazil's pre-1998 financial statements are reflected in the accompanying Statements of Income.

 Accounting Pronouncements

   Effective January 1, 1997, Case adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

   Effective December 31, 1997, Case adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"), and replaces primary and fully diluted EPS with basic and diluted EPS. The Company has restated all previously reported per share amounts to conform to the new presentation. See
Note 16, "Earnings per Share."

   Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income in the accompanying Consolidated Statements of Changes in Stockholders' Equity. Also see Note 10, "Stockholders' Equity and Preferred Stock with Mandatory Redemption Provisions." The adoption of this statement did not have an effect on the Company's financial position or results of operations.

   Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of this statement did not have an effect on the Company's financial position or results of operations. See Note 18, "Segment and Geographical Information."

   Effective January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes the disclosure requirements for pension and other postretirement benefits. The adoption of this statement did not have an effect on the Company's financial position or results of operations. See Note 14, "Employee Benefit Plans and Postretirement Benefits."

                               CASE CORPORATION

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

   Effective January 1, 1998, the Company adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company's accounting for the costs of computer software developed or obtained for internal use is consistent with the guidelines established in the SOP and, as a result, the adoption of this statement had no effect on the Company's financial position or results of operations.

   Case will adopt SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," effective January 1, 1999. The Company's accounting for the costs of start-up activities is consistent with the guidelines established in the SOP and, as a result, the adoption of this statement will have no effect on the Company's financial position or results of operations.

 Cash and Cash Equivalents

   Cash equivalents are comprised of all highly liquid investments with an original maturity of three months or less.

 Inventories

   Inventories are stated at the lower of cost or market, generally using the first-in, first-out (FIFO) method. Inventory cost includes material, labor and overhead. Inventories consist of the following (in millions):

                                                                   December 31,
                                                                   -------------
                                                                    1998   1997
                                                                   ------ ------
      Raw materials............................................... $  258 $  207
      Work-in-process.............................................    167    135
      Finished goods..............................................  1,005    722
                                                                   ------ ------
          Total inventories....................................... $1,430 $1,064
                                                                   ====== ======

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

   At December 31, 1998 and 1997, goodwill totaled $423 million and $353 million, respectively, while accumulated amortization of goodwill was $114 million and $96 million, at those respective dates. Amortization expense totaled $18 million, $14 million and $9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

   Intangibles consist primarily of acquired dealer network, trademarks, product drawings and patents, and are being amortized on a straight-line basis over 3 to 17 years. At December 31, 1998 and 1997, intangibles totaled $230 million and $227 million, respectively, while accumulated amortization of intangibles was $181 million

                               CASE CORPORATION
and $165 million, at those respective dates. Amortization expense totaled $16 million, $12 million and $13 million for the years ended December 31, 1998, 1997 and 1996, respectively.

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

   Reference is made to Note 12, "Financial Instruments," for further information regarding the Company's use of derivative financial instruments.

 Restructuring

   During the fourth quarter of 1998, the Company recorded a restructuring charge of $132 million, $96 million after tax, related to the 1999 closure of its Hamilton, Ontario, and Hugo, Minnesota, manufacturing facilities, as well as other actions that include a worldwide workforce reduction of 2,600 people. See Note 5, "Restructuring," for further information.

 Extraordinary Items

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

   As a result of establishing new credit facilities in 1996, the Company recorded an $11 million extraordinary, after-tax charge for the write-off of unamortized bank fees related to the original bank agreements established at the time of the Company's initial public offering in June 1994.

Note 3: Acquisitions of Businesses and Investments

   The Company completed two strategic business acquisitions in 1998. On April 30, 1998, the Company acquired the sprayer business of the Tyler Industries division of IBOCO, Inc., a designer, manufacturer and distributor of a complete line of chemical and fertilizer sprayers and applicators. On November 2, 1998, the Company acquired the soil management business of DMI, Inc., a leading producer of soil management equipment in North America.

   The aggregate purchase price for these businesses included approximately $103 million in cash, as well as the assumption of additional debt and other liabilities of approximately $36 million. These acquisitions were accounted for as purchases and, accordingly, the accompanying consolidated financial statements include the results of operations of these businesses as of their respective acquisition dates. In total, the purchase price paid plus the liabilities assumed exceeded the fair value of the tangible and intangible assets purchased by approximately $54 million, on a preliminary basis. The goodwill associated with these acquisitions is being amortized on a straight-line basis over 15 years.

                               CASE CORPORATION

   During the third quarter of 1998, the Company also invested $21 million in a 50% joint venture with Sumitomo (S.H.I.) Construction Machinery Co., Ltd., to market and manufacture hydraulic crawler excavators. The formation of this joint venture, LBX Company LLC, enables Case to increase its penetration of the global excavator market and expand its participation in a number of regions around the world.

   The impact of these acquisitions and investments on the Company's results of operations for the year ended December 31, 1998, as compared to the prior year, is not material.

   The Company completed six strategic business acquisitions in 1997. On January 13, 1997, the Company acquired bor-mor Inc., a North American manufacturer of directional drills for the underground cable and utility installation market. On January 24, 1997, the Company acquired select assets of Agri-Logic Inc., a leading developer of software for agricultural applications. On July 17, 1997, the Company acquired Gem Sprayers Limited, a U.K.-based manufacturer of sprayers for agricultural applications. On December 8, 1997, the Company acquired the outstanding shares of Fortschritt Erntemaschinen GmbH. During the fourth quarter, the Company also acquired select assets of Karl Mengele & Sohne, Maschinenfabriken GmbH and MDW Mahdrescherwerke GmbH, including intellectual property, and production and distribution rights related to self-propelled forage harvesters and combines.

   The aggregate purchase price for these businesses included approximately $36 million in cash, as well as the assumption of additional debt and other liabilities of approximately $20 million. These acquisitions were accounted for as purchases and, accordingly, the accompanying consolidated financial statements include the results of operations of these businesses as of their respective acquisition dates. In total, the purchase price paid plus the liabilities assumed exceeded the fair value of the tangible and intangible assets purchased by approximately $14 million. The goodwill associated with these acquisitions is being amortized on a straight-line basis over 15 to 20 years.

   During the third quarter of 1997, Case Credit invested $16 million in a joint venture with UFB LOCABAIL SA, a subsidiary of Compagnie Bancaire, to provide financing for Case's European dealers and retail customers. The formation of this joint venture, Case Credit Europe S.A.S., established the first pan-European finance organization to serve both the agricultural and construction equipment markets in that region.

   The impact of these acquisitions and investments on the Company's results of operations for the year ended December 31, 1997, as compared to the prior year, is not material.

Note 4: Reorganization and Public Offering

   The Company was incorporated on April 22, 1994, as a wholly owned subsidiary of Tenneco Inc. for the purpose of acquiring Tenneco's farm and construction equipment business. In June 1994, the Company and its subsidiaries acquired the business and assets of the farm and construction equipment business (other than approximately $1.1 billion of U.S. retail receivables) of Tenneco and its subsidiaries (the "Reorganization").

Note 5: Restructuring

   In response to depressed market conditions during the early 1990's, Case embarked on a long-term restructuring program. The Company had determined that major structural and strategic changes were necessary in order to reduce fixed costs and excess capacity; focus, discontinue or replace unprofitable and noncompetitive product lines; and restructure product distribution to strengthen Case's competitive position in the global marketplace.

                               CASE CORPORATION

   As of December 31, 1992, the Company adopted a long-term, comprehensive restructuring program (the "1992 Restructuring Program") that resulted in a pre-tax restructuring charge of $920 million ($843 million after tax). The $920 million pre-tax charge was recorded as a $340 million reduction of net property, plant and equipment, a $55 million reduction of inventory, a $63 million reduction of intangibles and other assets and a $462 million reserve for the future cost of implementing the various actions. As of December 31, 1997, the 1992 Restructuring Program had been substantially completed and the intended benefits, as originally contemplated under this program, had been achieved.

   In 1998, the worldwide retail demand for agricultural equipment declined significantly from the strong levels of the past several years. To address the precipitous global decline in the agricultural equipment industry, Case progressively lowered its agricultural equipment production levels throughout 1998 and took a number of aggressive actions to further strengthen the Company's competitive position in the global agricultural equipment industry.

   During the fourth quarter of 1998, the Company recorded a restructuring charge of $132 million ($96 million after tax) related to the closure of its Hamilton, Ontario, and Hugo, Minnesota, manufacturing facilities, as well as other actions that include a worldwide workforce reduction, including contract and temporary personnel, of 2,600 (the "1998 Restructuring Program"). The Company will integrate the related product lines from the Hamilton and Hugo facilities into other existing Case manufacturing operations in the United States or, in some instances, it will outsource production. The Company believes that the closure of these facilities will not have a significant impact on 1999 revenues.

   An analysis of Case's restructuring programs is summarized in the table below (in millions):

                                                   Activity
                                                 1993 - 1996                     1997 Activity
                                       -------------------------------- --------------------------------
                             1992                 Changes   Balance at             Changes   Balance at
                         Restructuring Reserves     in     December 31, Reserves     in     December 31,
                            Program    Utilized* Estimates     1996     Utilized* Estimates     1997
                         ------------- --------- --------- ------------ --------- --------- ------------
Employee termination
 payments...............     $250        $(106)    $  4        $148       $(120)    $ 15        $43
Pension and OPRB costs..       56          (42)      (6)          8          (7)      (1)       --
Writedown of assets:
  Property, plant and
   equipment............      340         (271)     (45)         24         (28)       4        --
  Provision for
   environmental
   liabilities..........       25           (2)       2          25         (21)      (4)       --
Writedown of
 inventories............       55          (27)     (19)          9          (7)      (2)       --
Costs related to
 closing/selling/
 downsizing existing
 facilities.............       70          (41)      12          41         (16)     (13)        12
Other costs.............      124         (106)      16          34         (31)       1          4
                             ----        -----     ----        ----       -----     ----        ---
Total restructuring ....     $920        $(595)    $(36)       $289       $(230)    $--         $59
                             ====        =====     ====        ====       =====     ====        ===

--------
*Includes currency translation

                               CASE CORPORATION

                                                  1998 Activity
                                -------------------------------------------------
                                 Balance at      1998                 Balance at
                                December 31, Restructuring Reserves  December 31,
                                    1997        Program    Utilized*     1998
(in millions)                   ------------ ------------- --------- ------------
Employee termination payments..     $43          $ 58        $(29)       $ 72
Pension and OPRB costs.........     --             36         (36)        --
Writedown of assets:
  Property, plant and
   equipment...................     --             24         --           24
  Provision for environmental
   liabilities.................     --            --          --          --
Writedown of inventories.......     --            --          --          --
Costs related to
 closing/selling/downsizing
 existing facilities...........      12            13          (1)         24
Other costs....................       4             1         --            5
                                    ---          ----        ----        ----
Total restructuring ...........     $59          $132        $(66)       $125
                                    ===          ====        ====        ====

--------
*Includes currency translation

   The $58 million of employee termination payments under the 1998 Restructuring Program represents the cash severance costs to reduce personnel as a result of closing and/or downsizing manufacturing facilities in the United States, Canada, Europe, Australia and Brazil, including headcount reductions in related support functions. These termination payments include the cost of severance and contractual benefits in accordance with collective bargaining arrangements and Company policy, and also include costs for outplacement services, medical, unemployment, and supplemental vacation and retirement payments. As prescribed under generally accepted accounting principles, the benefit arrangements under the 1998 Restructuring Program were communicated to all affected Case employees worldwide prior to December 31, 1998.

   The $72 million reserve balance for employee termination payments at December 31, 1998, is comprised of $50 million for restructuring actions as outlined under the 1998 Restructuring Program, and also includes $22 million for remaining European staff reductions as contemplated under the Company's 1992 Restructuring Program. The remaining actions under the 1992 Restructuring Program primarily include: (1) the outsourcing of selected parts production and manufacturing changes at the Company's component plants in France following the transfer of the Neuss, Germany, tractor line to other Case manufacturing facilities in Racine, Wisconsin, and Doncaster, United Kingdom;
(2) the integration of the Neuss administrative operations into other existing Case facilities; (3) the rationalization of company-owned retail stores; and
(4) the final severance, outplacement and other benefit payments related to the closure of the Neuss facilities. As of January 29, 1999, the Company had terminated approximately 2,000 people, including contract and temporary personnel, under the 1998 Restructuring Program. The Company anticipates that all employee terminations, as outlined above, will be completed by December 1999.

   The $36 million of pension and other postretirement benefit ("OPRB") costs under the 1998 Restructuring Program represents curtailments as required by SFAS No. 88 from the termination of employees primarily at the Hamilton, Ontario, facility in 1999. In 1998, non-cash charges of $36 million were recognized, primarily for previously unrecognized prior service costs relating to the Hamilton pension plans. See Note 14, "Employee Benefit Plans and Postretirement Benefits" for information on the Company's pension and other postretirement benefits.

   The $24 million writedown of assets under the 1998 Restructuring Program represents estimated losses to be incurred upon the sale of the Hamilton and Hugo manufacturing facilities. The estimated loss upon disposal

                               CASE CORPORATION
was based on management's prior experience in disposing of similar facilities and includes estimated losses on land and buildings, as well as estimated losses for machinery and equipment that will not be transferred to other existing Case facilities. The assets at these facilities will be written down to estimated net realizable value as manufacturing operations cease. It is currently anticipated that the Hugo facility will close in May 1999, and that the Hamilton facility will close in June 1999.

   The $13 million of costs related to closing/selling/downsizing existing facilities under the 1998 Restructuring Program primarily includes dealer rationalization costs in Germany, Brazil and Argentina, and incremental costs and contractual obligations for leasehold termination payments and other facility exit costs incurred as a direct result of the closure of the Hamilton and Hugo facilities. In addition to the $13 million under the 1998 Restructuring Program, the $24 million reserve balance at December 31, 1998, includes $11 million for the privatization of nine company-owned retail stores in Europe, and final closure/sale costs for the Neuss headquarters and administrative offices. The Company expects that all closing/selling/downsizing actions, as outlined above, will be completed by December 1999.

   Other costs of $5 million at December 31, 1998, are primarily for incremental legal and professional costs to support the various restructuring actions.

   Management believes that the restructuring reserve balance of $125 million at December 31, 1998, is adequate to carry out all activities as outlined under the 1992 and 1998 Restructuring Programs, and the Company anticipates that all actions will be completed by December 31, 1999. The Company expects to fund the cash requirements of its restructuring activities with cash flows from operations and additional borrowings under the Company's existing credit facilities.

   The specific restructuring measures and associated estimated costs were based on management's best business judgment under prevailing circumstances. If future events warrant changes to the reserve, such adjustments will be reflected as "Restructuring charges" in the applicable statements of income.

Note 6: Property, Plant and Equipment

   A summary of property, plant and equipment, is as follows (in millions):

                                                                 December 31,
                                                                 --------------
                                                                  1998    1997
                                                                 -------  -----
      Land and improvements..................................... $    44  $  44
      Buildings and improvements................................     472    454
      Machinery and equipment...................................   1,450  1,308
      Construction in progress..................................     203    181
                                                                 -------  -----
                                                                   2,169  1,987
      Accumulated depreciation..................................  (1,048)  (988)
                                                                 -------  -----
          Net property, plant and equipment..................... $ 1,121  $ 999
                                                                 =======  =====

   Depreciation of Case properties and equipment is provided on a straight-line basis over their estimated useful lives. Useful lives range from 10 to 50 years for buildings and improvements and from 3 to 16 years for machinery and equipment. Depreciation expense totaled $134 million, $107 million and $102 million for the years ended December 31, 1998, 1997 and 1996, respectively. Expenditures for maintenance and repairs are charged to expense as incurred.

                               CASE CORPORATION

Note 7: Equipment on Operating Leases

   A summary of equipment on operating leases, is as follows (in millions):

                                                                     December
                                                                        31,
                                                                     ----------
                                                                     1998  1997
                                                                     ----  ----
      Equipment on operating leases................................. $531  $209
      Accumulated depreciation......................................  (63)  (30)
                                                                     ----  ----
          Net equipment on operating leases......................... $468  $179
                                                                     ====  ====

   Lease payments owed to Case Capital for equipment under non-cancelable operating leases as of December 31, 1998, are as follows (in millions):

             1999................................. $81
             2000.................................  66
             2001.................................  29
             2002.................................  16
             2003.................................   4
             2004 and thereafter..................   1

   Case Capital purchases equipment that is leased to retail customers under operating leases from dealers. Income from operating leases is recognized over the term of the lease. Case Capital's investment in operating leases is based on estimated residual values of the leased equipment, which are calculated at the lease inception date. Realization of the residual values is dependent on Case Capital's future ability to market the equipment under the then prevailing market conditions. Although realization is not assured, management believes that it is more likely than not that the estimated residual values will be realized. Each of these assets is depreciated on a straight-line basis over a period of time consistent with the term of the lease. Depreciation expense totaled $43 million, $22 million and $10 million for the years ended December 31, 1998, 1997 and 1996, respectively. Expenditures for maintenance and repairs are the responsibility of the lessee.

Note 8: Short-Term Debt

   The Company has various lines of credit and liquidity facilities that include borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements. The Company also has the ability to issue commercial paper in the United States, Canada and Australia. Under the terms of the Company's commercial paper programs, the principal amount of the commercial paper outstanding, combined with the amounts outstanding under the applicable revolving credit facility, cannot exceed the total amount available under the revolving credit facility.

   Case Industrial's credit facilities consist of a five-year, $1.1 billion revolving credit facility that was established in August 1996; and a 364-day, $500 million revolving credit facility. Case Industrial's Australian subsidiary, Case Corporation Pty Ltd, has a five-year, A$150 million revolving credit facility that expires in August 2002; a five-year, A$20 million revolving credit facility that expires in December 2002; a five-year A$30 million revolving credit facility that expires in February 2003; and a 364-day, A$50 million revolving credit facility.

   Case Credit established the following credit facilities in August 1996: (1) a five-year, $1.2 billion revolving credit facility; (2) a three-year, $750 million U.S. asset-backed commercial paper liquidity facility; and (3) a five-year, C$500 million revolving credit facility. In October 1997, Case Credit's Australian subsidiary, Case Credit Australia Pty Ltd, established a A$400 million revolving credit facility comprised of a five-year, A$300 million revolving credit facility and a 364-day, A$100 million revolving credit facility.

                               CASE CORPORATION

   The Company has other lines of credit available for working capital expenditures and other general purposes, including lines of credit for its various foreign operations.

   A summary of short-term debt is set forth in the following table (in millions):

                                                                 December 31,
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
      Case Industrial
        Credit agreements*...................................... $  294  $  179
        Commercial paper........................................    466     --
        Affiliated short-term debt..............................      6     --
                                                                 ------  ------
          Total short-term debt--Case Industrial................    766     179
                                                                 ------  ------
      Case Capital
        Credit agreements*......................................     88     --
        Commercial paper........................................    389   1,112
        Commercial paper liquidity facility.....................     73      35
                                                                 ------  ------
          Total short-term debt--Case Capital...................    550   1,147
      Less affiliated short-term debt...........................     (6)    --
                                                                 ------  ------
          Total short-term debt................................. $1,310  $1,326
                                                                 ======  ======

--------
*The credit agreements for both Case Industrial and Case Capital include borrowings under both committed credit facilities and uncommitted lines of credit and similar arrangements.

   The weighted-average interest rates on consolidated short-term debt at December 31, 1998 and 1997, were 6.1% and 6.0%, respectively. At December 31, 1998, the unused portion of the combined committed credit facilities and the Case Credit commercial paper programs was $2.1 billion, and the unused portion of the asset-backed commercial paper liquidity facility was $691 million. At December 31, 1997, the unused portion of the combined committed credit facilities and the Case Credit commercial paper programs was $1.6 billion, and the unused portion of the asset-backed commercial paper liquidity facility was $715 million.

   At the option of the Company, borrowings under the revolving credit facilities bear interest at: (1) prime rate; (2) LIBOR, plus an applicable margin; or (3) banker's bills of acceptance rates, plus an applicable margin. Borrowings may be obtained in U.S. dollars and certain other foreign currencies. Case Credit's revolving credit facilities (other than the commercial paper liquidity facility) contain restrictive covenants that require that Case Credit maintain certain financial conditions, including a maximum ratio of debt to net worth and a minimum fixed-charge coverage ratio. Pursuant to a support agreement for Case Credit, the Company has agreed to maintain a direct or indirect ownership in, and provide financial backing for, Case Credit. Case's revolving credit facilities contain restrictive covenants that require that Case maintain certain financial conditions, including a maximum debt to capitalization ratio and a minimum net worth, and also impose restrictions on certain indebtedness, liens on Company assets and ownership of certain subsidiaries. At December 31, 1998, the Company was in compliance with all debt covenants.

   Due to the availability of financing under the Company's credit facilities, the Company has classified $341 million, $105 million and $245 million of borrowings under the commercial paper facilities of Case Credit Corporation, Case Credit Australia Pty Ltd, and Case Credit Ltd., respectively, as long term at December 31, 1998.

   The credit facilities generally provide for facility fees on the total commitment, whether used or unused, and also provide for annual agency fees to the administrative agents for the facilities.

                                CASE CORPORATION

Note 9: Long-Term Debt

   A summary of long-term debt is set forth in the following table (in millions):

                                                                December 31,
                                                                --------------
                                                                 1998    1997
                                                                ------  ------
Case Industrial
Case Corporation
  Notes, payable in 2003, interest rate of 6.25%............... $  299  $  --
  Notes, payable in 2005, interest rate of 7.25%...............    298     298
  Notes, payable in 2016, interest rate of 7.25%...............    300     300
Case Corporation Pty Ltd (Australia)
  Long-term portion of borrowings under revolving credit
   facilities, average interest rate of 5.1% in both years.....     52      55
Other debt.....................................................     32      24
                                                                ------  ------
                                                                   981     677
Less-current maturities........................................     (9)     (8)
                                                                ------  ------
    Total long-term debt--Case Industrial......................    972     669
                                                                ------  ------
Case Capital
Case Credit Corporation
  Notes, payable in 2000, floating interest rate of 5.91%......    100     --
  Notes, payable in 2001, interest rate of 6.125%..............    100     --
  Notes, payable in 2003, interest rate of 6.125%..............    200     200
  Notes, payable in 2007, interest rate of 6.75%...............    150     150
  Fixed-rate, medium-term notes, net of $3 discount, maturities
   through 2001, weighted-average interest rate of 6.04%.......    645     --
  Floating-rate, medium-term notes, maturities through 2001,
   weighted-average interest rate of 5.48%.....................    140     --
  Long-term portion of borrowings under commercial paper
   facilities, average interest rate of 6.0% and 6.4%..........    341     250
Case Credit Australia Pty Ltd
  Long-term portion of borrowings under commercial paper
   facilities, average interest rate of 5.1% in both years.....    105      65
Case Credit Ltd. (Canada)
  Medium-term notes, payable in 2000, interest rate of 6.2%....     82     --
  Long-term portion of borrowings under commercial paper
   facilities, average interest rate of 5.4% and 4.3%..........    245      70
                                                                ------  ------
    Total long-term debt--Case Capital.........................  2,108     735
                                                                ------  ------
    Total long-term debt....................................... $3,080  $1,404
                                                                ======  ======

   In December 1998, Case Industrial issued $300 million aggregate principal amount of its 6.25% unsecured and unsubordinated notes due 2003. The net proceeds from this issuance were used to repay indebtedness.

   In 1998, Case Credit issued $785 million, net of $3 million discount, of floating- and fixed-rate, medium-term notes in the United States. The floating-rate notes have maturities that range between 18 and 36 months and bear interest based on three-month LIBOR; the fixed-rate notes have maturities of two to three years and interest rates ranging from 5.8% to 6.2%. Case Credit also issued $100 million principal amount of its 6.125% notes due

                               CASE CORPORATION

October 15, 2001, and $100 million principal amount of its floating-rate notes due January 21, 2000, with an initial rate of 5.91%. These note issuances were offered pursuant to Case Credit's shelf registration statements as filed with the Securities and Exchange Commission in May 1998 and September 1997. The net proceeds from these issuances were used to fund Case Capital's growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness.

   In the fourth quarter of 1998, Case Credit's Canadian subsidiary, Case Credit Ltd., established a C$750 million medium-term note program pursuant to a short-form prospectus and prospectus supplement filed with the Canadian Securities Administrators. In the fourth quarter, Case Credit Ltd. issued C$125 million of its medium-term notes in Canada, with a maturity of two years and an interest rate of 6.2%, pursuant to this prospectus and prospectus supplement. The net proceeds from this issuance were used to fund Case Credit Ltd.'s growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness. Case Credit Australia Pty Ltd has a A$600 million medium-term note program that was established in October 1997; no amounts were outstanding under this program at December 31, 1998.

   A summary of the minimum annual repayments of long-term debt as of December 31, 1998, is as follows (in millions):

             2000.............................. $  495
             2001..............................    581
             2002..............................      1
             2003..............................    510
             2004 and thereafter...............  1,493
                                                ------
             Total............................. $3,080
                                                ======

Note 10: Stockholders' Equity and Preferred Stock with Mandatory Redemption Provisions

   As of December 31, 1998, Case has 210 million shares of authorized capital stock itemized by class and series as follows:

    (1) 200 million shares of Common Stock, par value $0.01 per share, with approximately 79 million shares issued and approximately 74 million shares outstanding;

    (2) 10 million shares of Preferred Stock, par value $0.01 per share, divided into the following series:

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

   A summary of preferred stock with mandatory redemption provisions is as follows (in millions):

                                                    Series A   Cumulative
                                                   Cumulative  Convertible
                                                   Convertible   Second
                                                    Preferred   Preferred
                                                      Stock       Stock    Total
                                                   ----------- ----------- -----
      Issuance of Series A Cumulative Convertible
       Preferred Stock, June 1994................      $75         $--      $75
      Issuance of Cumulative Convertible Second
       Preferred Stock, June 1994................       --           2        2
                                                       ---         ---      ---
        Balance, December 31, 1998 and 1997......      $75         $ 2      $77
                                                       ===         ===      ===

   During the last three years, changes in Case Common Stock issued were as follows (shares issued, in millions):

                                                                  For the Years
                                                                  Ended December
                                                                       31,
                                                                  --------------
                                                                  1996 1997 1998
                                                                  ---- ---- ----
      Issued as of beginning of year............................. 71.5 73.7 76.0
      Issuances of Case Common Stock:
        Employee Stock Purchase Plan.............................  0.2  0.2  0.6
        Case Equity Incentive Plan...............................  1.1  1.6  1.2
        Employee Benefit Plans...................................  0.2  0.3  1.0
        Public offering..........................................  0.6   --   --
        Other....................................................  0.1  0.2  0.1
                                                                  ---- ---- ----
      Issued as of end of year................................... 73.7 76.0 78.9
                                                                  ==== ==== ====

   Common stock dividends of $0.05 per share were declared quarterly in each year, and totaled $15 million for each of the years ended December 31, 1996, 1997 and 1998.

 Accumulated Other Comprehensive Income

   The components of accumulated other comprehensive income as of December 31, 1998 and 1997, are as follows (in millions):

                                                                   December
                                                                      31,
                                                                  ------------
                                                                  1998   1997
                                                                  -----  -----
      Cumulative translation adjustment.......................... $(112) $ (94)
      Pension liability adjustment...............................   (47)    (8)
                                                                  -----  -----
        Total accumulated other comprehensive income............. $(159) $(102)
                                                                  =====  =====

                               CASE CORPORATION

 Stock Repurchase Program

   On May 14, 1997, the Company's Board of Directors authorized the purchase from time to time of up to four million shares of the Company's Common Stock. The purchase of Case Common Stock under this program was at the Company's discretion, subject to prevailing financial and market conditions. This program was completed during August 1998. During 1998 and 1997, the Company repurchased 2.5 million shares and 1.5 million shares of its common stock, respectively, at a cost of $130 million and $94 million, respectively, under this program.

   On July 10, 1998, the Company's Board of Directors authorized a second share repurchase program for the purchase from time to time of up to an additional eight million shares of the Company's Common Stock. The purchase of Case Common Stock under this program is at the Company's discretion, subject to prevailing financial and market conditions. As of December 31, 1998, the Company has repurchased approximately 900,000 shares of its common stock at a cost of approximately $19 million under this program.

 Employee Stock Purchase Plan

   Case's Employee Stock Purchase Plan was initiated on February 1, 1995, and the plan allows for certain North American and Australian/New Zealand employees to purchase Case's Common Stock at a price per share equal to 85% of the lower of (1) the fair market value of the Company's Common Stock as of the first business day of the plan year, or (2) the fair market value on the last business day of the calendar quarter. Case has reserved 1.4 million shares of common stock for issuance under this plan. For the years ended December 31, 1998, 1997 and 1996, the Company issued 581,628 shares, 247,018 shares and 229,192 shares, respectively, at weighted-average fair market values of $26.58, $45.21 and $45.56, respectively. As of December 31, 1998, there are 44,979 shares of common stock available for issuance under this program. At the Company's Annual Meeting of Stockholders in May 1999, the stockholders will vote on whether to increase the amount of shares of common stock to be available under this program.

 Case Equity Incentive Plan

   The Case Equity Incentive Plan provides for grants of various types of awards to employees of the Company and its subsidiaries. There are 12.1 million shares of common stock, 2.6 million of which must be issued shares of the Company's Common Stock that have been reacquired by the Company and are being held as treasury shares, and 40,000 shares of Cumulative Convertible Second Preferred Stock reserved for issuance under this plan (subject to certain adjustments) that are available for grant by 2003. In general, no award may vest in less than six months from the award date.

   Stock options awarded under this plan were granted at the average market price on the date of the award and become exercisable between two and seven years from the award date. All options awarded in 1996, 1997 and 1998 expire ten years after issuance.

   The Company has retained the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, as a result, no compensation expense for stock options was recognized. For disclosure purposes only under SFAS No. 123, "Accounting for Stock-Based Compensation," the Black Scholes pricing model was used to calculate the "fair value" of stock options and Case Common Stock purchased through Case's Employee Stock Purchase Plan. Based on this model, the weighted-average fair values of stock options awarded during 1998, 1997 and 1996 were $9.47, $22.71 and $19.27 per option, respectively, and the weighted-average fair values of Case Common Stock purchased through the Company's Employee Stock Purchase Plan during 1998, 1997 and 1996 were $7.83, $10.85 and $11.61 per share, respectively.

                               CASE CORPORATION

   Pro forma net income and earnings per share, and the assumptions used therein, assuming the fair value of accounting for stock-based compensation as prescribed under SFAS No. 123, are as follows:

                                                          1998   1997   1996
                                                          -----  -----  -----
      Net income to common (in millions):
        As reported...................................... $  57  $ 396  $ 309
        Pro forma........................................    44    387    303
      Net income to common assuming dilution* (in
       millions):
        As reported...................................... $  57  $ 403  $ 316
        Pro forma........................................    44    394    310
      Basic earnings per share:
        As reported...................................... $0.78  $5.36  $4.27
        Pro forma........................................  0.60   5.23   4.19
      Diluted earnings per share:
        As reported...................................... $0.76  $5.11  $4.07
        Pro forma........................................  0.59   4.99   3.99
      Weighted-average assumptions under Black Scholes:
        Risk-free interest rate..........................   4.7%   5.7%   6.7%
        Dividend yield...................................  0.72%  0.36%  0.41%
        Stock price volatility...........................  35.0%  30.0%  35.0%
        Option life (years)..............................   4.8    5.7    4.6

--------
*No effect in 1998 as impact is antidilutive.

   The pro forma compensation expense included in net income and earnings per share above may not be representative of future years as only stock options issued after January 1, 1995, have been included in accordance with the disclosure provisions of SFAS No. 123.

   During the last three years, changes in shares subject to issuance under stock options were as follows:

Stock options with exercise price less than $30:

                                       For the Years Ended December 31,
                          -------------------------------------------------------------
                                 1996                 1997                 1998
                          -------------------- -------------------- -------------------
                                      Exercise             Exercise            Exercise
                            Shares     Price*    Shares     Price*   Shares     Price*
                          ----------  -------- ----------  -------- ---------  --------
Outstanding at beginning
 of year................   5,089,328   $19.92   3,705,059   $20.05  2,190,302   $20.30
  Granted...............         --       --          --        --  2,084,500    19.85
  Exercised.............  (1,092,226)   19.66  (1,404,975)   19.67   (342,334)   19.54
  Forfeited.............    (292,043)   19.25    (109,782)   19.90    (15,092)   19.75
                          ----------           ----------           ---------
Outstanding at end of
 year...................   3,705,059   $20.05   2,190,302   $20.30  3,917,376   $20.14
                          ==========           ==========           =========
Exercisable at end of
 year...................     900,127   $19.98   1,971,312   $19.76  1,832,876   $20.47
                          ==========           ==========           =========

--------
   * Weighted-average

                               CASE CORPORATION

Stock options with exercise price greater than or equal to $30:

                                     For the Years Ended December 31,
                          ---------------------------------------------------------
                                1996               1997                1998
                          ----------------- ------------------- -------------------
                                   Exercise            Exercise            Exercise
                          Shares    Price*   Shares     Price*   Shares     Price*
                          -------  -------- ---------  -------- ---------  --------
Outstanding at beginning
 of year................  670,417   $41.15    929,108   $43.75  1,996,619   $52.54
Granted.................  274,603    50.05  1,138,052    59.21    567,904    56.32
Exercised...............   (6,845)   42.88    (47,879)   42.88    (33,349)   47.22
Forfeited...............   (9,067)   42.89    (22,662)   47.41   (141,203)   54.05
                          -------           ---------           ---------
Outstanding at end of
 year...................  929,108   $43.75  1,996,619   $52.54  2,389,971   $53.50
                          =======           =========           =========
Exercisable at end of
 year...................  162,782   $42.88    322,685   $44.38    762,274   $45.30
                          =======           =========           =========

--------
   * Weighted-average

   Exercise prices for options outstanding at December 31, 1998, ranged from $19.125 to $68.78. The weighted-average remaining contractual life of those options is approximately eight years.

   Under the Case Equity Incentive Plan, shares may also be granted as restricted stock. The Company establishes the period of restriction for each award and holds the stock during the restriction period, which ranges from six months to five years. For the years ended December 31, 1998, 1997 and 1996, restricted shares of 909,799 shares, 256,399 shares and 53,200 shares, respectively, were awarded at no cost to employees, at weighted-average fair market values of $21.27, $56.85 and $52.95, respectively. At December 31, 1998, restricted common stock outstanding totaled 1,238,833 shares.

   Under the Case Equity Incentive Plan, awards may also be granted as stock equivalent units that vest upon the achievement of specific performance measures ("performance share units"). At December 31, 1998, there were 509,112 performance share units outstanding. These performance share units vest upon attainment of specified increases in the market price of the Company's Common Stock, plus dividends, expressed in the form of a compound annual growth rate, as compared to its closing price as of May 13, 1997. Except as described below, 385,000 of the performance share units cannot vest until May 2000, after which these performance share units may vest on a quarterly basis until May 2004, at which time all unvested performance share units shall be forfeited. The remaining 124,112 performance share units cannot vest until January 2001, after which these performance share units may vest on a quarterly basis until January 2002, at which time all unforfeited and unvested performance share units will vest. An employee becomes fully vested in all performance share units upon death, retirement at age 65 or older, or total disability, if such event occurs at least six months after the grant date. Under certain circumstances, an employee may vest in the performance share units upon a change in control of the Company. Upon vesting, the performance share units are converted into an equal number of shares of the Company's Common Stock.

 Stockholder Rights Plan

   On December 8, 1995, the Board of Directors adopted a Stockholder Rights Plan that is designed to strengthen its ability to act for common stockholders in the event of an unsolicited bid to acquire control of the Company. To implement this plan, the Board of Directors declared a dividend payable on December 29, 1995, of one preferred share purchase right on each outstanding share of the Company's Common Stock. The rights will cause substantial dilution to a person or entity attempting to acquire the Company without conditioning the offer on the rights being redeemed or a substantial number of rights being acquired.

                               CASE CORPORATION

   Each outstanding share of common stock is entitled to one right under the plan. Each right, when exercisable, entitles the holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock, $.01 par value, for $170, subject to adjustment. If a person or entity becomes a 15% owner of the Company's Common Stock, each holder of a right (other than the 15% owner) would be entitled to receive for the exercise price, subject to adjustment, in lieu of the Series A Junior Participating Preferred Stock, common stock having a value equal to two times the exercise price of the right. If, at any time after a person or entity has acquired 15% or more of the Company's Common Stock, the Company is acquired in a merger or other business combination, or 50% or more of the Company's assets or earning power are sold, proper provision will be made so that each holder of a right would be entitled to receive, at the then current exercise price of the right, common stock of the acquiring company having a value equal to two times the exercise price of the right. The rights, which are not entitled to vote, expire on December 29, 2005. The rights may be redeemed by the Company at a price of $.01 per right at any time until a person or entity becomes a 15% owner of the Company's Common Stock. The Company has reserved 100,000 shares of Series A Junior Participating Preferred Stock for issuance in the event of exercise of the rights.

Note 11: Accounts and Notes Receivable

   A summary of receivables is as follows (in millions):

                                                                December 31,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
      Wholesale notes and accounts............................ $ 2,018  $ 1,558
      Retail and other notes and finance leases...............   2,346    1,971
      Other...................................................     371      354
                                                               -------  -------
          Gross receivables...................................   4,735    3,883
                                                               -------  -------
      Less-Total unearned finance charges.....................    (237)    (162)
      Less-Allowance for doubtful accounts....................     (84)     (63)
      Less-Current portion....................................  (2,476)  (2,053)
                                                               -------  -------
          Total long-term receivables, net.................... $ 1,938  $ 1,605
                                                               =======  =======

   In accordance with the standard terms of the wholesale receivable agreements, repayment is required when wholesale equipment is sold. Classification of wholesale receivables for financial statement presentation is based on interest-bearing dates. The terms of retail and other notes and finance leases generally range from two to six years, and interest rates on retail and other notes and finance leases vary depending on prevailing market interest rates and certain incentive programs offered by the Company.

   At December 31, 1998 and 1997, the Company had $74 million and $56 million, respectively, of retail notes that secure the asset-backed commercial paper liquidity facility.

   Maturities of receivables as of December 31, 1998, are estimated as follows (in millions):

      2000.............................................................. $  887
      2001..............................................................    454
      2002..............................................................    280
      2003..............................................................    246
      2004 and thereafter...............................................    237
                                                                         ------
                                                                          2,104
      Less-Unearned finance charges.....................................   (166)
                                                                         ------
          Total long-term receivables, net.............................. $1,938
                                                                         ======

                               CASE CORPORATION

   Wholesale and retail notes receivable have significant concentrations of credit risk in the farm and construction business sectors. Case typically retains, as collateral, a security interest in the equipment associated with wholesale and retail notes receivable.

 Wholesale Receivables Securitizations

   In June 1995, the Company consummated a transaction whereby it sold (with limited recourse), on a revolving basis, a fractional undivided interest in certain of its wholesale receivables pursuant to a privately structured facility. The counterparties to this facility are two special-purpose entities administered by a major financial institution. Under this facility, the maximum amount of proceeds that may be accessed at any one time is $400 million and is subject to change based on the level of eligible wholesale receivables. The facility consists of a five-year committed, $300 million non-renewable facility that expires in June 2002, and a 364-day, $100 million facility that is renewable annually at the sole discretion of the purchasers. At December 31, 1997 and 1998, the undivided interest of the purchasers under the facility represented $521 million of wholesale receivables. The excess of $521 million over the $400 million of proceeds received from the transaction represents overcollateralization included in the transaction to cover yield to the purchasers and certain other costs aggregating $10 million, with the remainder available to cover losses on receivables. The Company has reserved for expected losses as part of the allowance for doubtful accounts. The Company also maintains a security interest in the equipment financed by wholesale receivables such that in the event of non-performance by the dealer, Case can repossess the related equipment to minimize losses.

   Under this program, Case records a loss each time receivables are sold to the counterparties to the facility. This loss, which reflects the difference between the current and future value of the receivables sold along with related transaction expenses, is computed at the then prevailing market rates as stated in the sale agreement. During 1998, 1997 and 1996, Case incurred charges of $27 million, $25 million and $28 million, respectively, relating to such sales of receivables. These charges are included in "Other, net" in the accompanying Statements of Income. The proceeds from the initial sale of the wholesale receivables were used by the Company to repay a portion of its five-year, $1.0 billion bank term loan facility by $300 million and its revolving bank credit facility by $100 million.

 Retail Receivables Securitizations

   Case Credit sold $2.1 billion and $1.8 billion of retail notes (net of unearned finance charges) in 1998 and 1997, respectively, to limited-purpose business trusts ("Trusts") in the United States and Canada. The Trusts were formed for the purpose of purchasing Case receivables and the receivables were used as collateral for the issuance of asset-backed securities (asset-backed securitizations) to outside investors. The proceeds received from the sales of notes were reduced by $56 million and $55 million in 1998 and 1997, respectively, pursuant to certain recourse provisions in the sale agreements. These reductions in cash proceeds are held in escrow by the Trusts to provide security in the event of uncollectible notes and are released to Case when the notes are collected. Escrow amounts held by the Trusts of $170 million and $154 million at December 31, 1998 and 1997, respectively, are recorded in "Accounts and notes receivable" on the accompanying Balance Sheets. Case has established reserves for the estimated losses on amounts held in escrow, and these reserves are also included in "Accounts and notes receivable" on the accompanying Balance Sheets. A security interest in the equipment financed by the retail note is maintained such that in the event of non-performance, the related equipment can be repossessed to minimize losses. As these Trusts are controlled by third parties and meet minimum equity capitalization standards, the assets of the Trusts are not included in the financial statements of the Company.

                               CASE CORPORATION

   Case Capital's portfolio of managed receivables, including receivables owned and receivables serviced for others, has grown from $5.2 billion at December 31, 1997, to $6.8 billion at December 31, 1998. Case's serviced portfolio at December 31, 1998, included $5.6 billion of retail and other notes (net of unearned financed charges), of which $3.1 billion (net of unearned finance charges) were owned by Trusts in the United States and Canada. At December 31, 1997, Case Capital managed a portfolio of $4.6 billion of managed receivables (net of unearned finance charges), including retail notes amounting to $2.7 billion (net of unearned finance charges) that were owned by Trusts in the United States and Canada. Case Capital also serviced $18 million and $88 million of retail notes (net of unearned finance charges) at December 31, 1998 and 1997, respectively, that were owned by an unaffiliated third party. At December 31, 1998 and 1997, approximately $74 million and $56 million, respectively, of retail notes receivable (net of unearned finance charges) have been pledged as collateral under Case Credit's three-year, $750 million, U.S. asset-backed commercial paper liquidity facility.

Note 12: Financial Instruments

 Fair Market Value of Financial Instruments

   The estimated fair market values of financial instruments that do not approximate the carrying values in the financial statements are as follows (in millions):

                                                         December 31,
                                                -------------------------------
                                                     1998            1997
                                                --------------- ---------------
                                                Carrying  Fair  Carrying  Fair
                                                 Amount  Value   Amount  Value
                                                -------- ------ -------- ------
      Accounts and notes receivable............  $4,414  $4,432  $3,658  $3,655
      Long-term debt (including current
       maturities).............................   3,089   3,097   1,412   1,434

   The fair value of accounts and notes receivable was based on discounting the estimated future payments at prevailing market rates. The fair value of the interest only strip component of Case's accounts and notes receivables was based on loss, prepayment and interest rate assumptions approximating those currently experienced by the Company. The fair value of fixed-rate, long-term debt was based on the market value of debt with similar maturities and interest rates; the carrying amount of floating-rate, long-term debt was assumed to approximate its fair value. The fair values and carrying values of the Company's foreign exchange forward contracts, currency options, interest rate swaps and treasury rate locks were not material.

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

                               CASE CORPORATION

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

   At December 31, 1998, Case had foreign exchange forward contracts with a notional value of $857 million. At December 31, 1997, Case had foreign exchange forward contracts with a notional value of $736 million, purchased currency options with a notional value of $43 million, and sold currency options with a notional value of $45 million.

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

   Gains and losses resulting from terminated interest rate swap agreements are deferred and recognized in net income over the shorter term of the remaining contractual life of the swap agreement or the remaining term of the debt underlying the swap agreement. If swap agreements are terminated due to the underlying debt being extinguished in conjunction with an asset-backed securitization transaction, any resulting gain or loss is recognized in net income as an adjustment to interest expense at the time of the termination.

   The weighted-average pay and receive rates for the swaps outstanding at December 31, 1998, were 5.54% and 5.06%, respectively, at a notional amount of approximately $400 million. The weighted-average pay and receive rates for the swaps outstanding at December 31, 1997, were 6.17% and 4.87%, respectively.

 Back-to-Back Interest Rate Caps

   The asset-backed commercial paper liquidity facility (the "Liquidity Facility") requires a subsidiary of Case Capital to have interest rate cap agreements in place. Due to the relatively high expense of obtaining such an instrument, Case Capital sells an identical cap, concurrent with the cap purchase, to the same counterparty. This effectively minimizes the overall expense to Case Capital, meets the requirements of the Liquidity Facility and eliminates any risk of financial loss on the purchased cap. The defined term of the cap is approximately 48 months.

   Premiums paid for interest rate cap agreements purchased and sold are included in "Other assets" and "Other liabilities," respectively, in the accompanying Balance Sheets, and are amortized to interest expense over the terms of the agreements. Amounts receivable or payable under cap agreements are recognized in net income

                               CASE CORPORATION
as adjustments to interest expense over the term of the related debt. If interest rate cap agreements are terminated due to the underlying debt being extinguished, any resulting gain or loss is recognized in net income as an adjustment to "Interest income and other" at the time of the termination.

   At December 31, 1998 and 1997, Case Credit had a back-to-back cap at a rate of 7.00%, at a notional amount of approximately $55 million and $57 million, respectively.

 Treasury Rate Lock Agreements

   A Treasury rate lock is a commitment to either purchase or sell the designated financial instrument at a future date (the determination date) for a specified price (the reference yield). The purpose of this instrument is to protect fixed-rate debt from fluctuations in the yield of the Treasury Note that forms the basis of pricing the debt. As of December 31, 1998, Case Credit had entered into $125 million of Treasury rate locks based on two-year Treasury notes at a weighted-average yield of 4.59%. As of December 31, 1997, Case Credit had entered into $150 million of Treasury rate locks based on two- and three-year Treasury Notes at a weighted-average yield of 5.75%.

 Guarantees

   At December 31, 1998, Case had guaranteed payment and performance of approximately $15 million, primarily related to performance bonds and letters of credit.

Note 13: Income Taxes

   The sources of income before taxes and cumulative effect of changes in accounting principles and extraordinary items were as follows (in millions):

                                                                  Years Ended
                                                                  December 31,
                                                                 --------------
                                                                 1998 1997 1996
                                                                 ---- ---- ----
      U.S. sources.............................................. $ 99 $471 $389
      Foreign sources...........................................    7  123  145
                                                                 ---- ---- ----
      Income before taxes and extraordinary items............... $106 $594 $534
                                                                 ==== ==== ====

   The provision for income taxes consisted of the following (in millions):

                                                                 Years Ended
                                                                 December 31,
                                                                ----------------
                                                                1998  1997  1996
                                                                ----  ----  ----
      Current:
        United States.......................................... $83   $136  $124
        Foreign................................................  20     25    29
        State..................................................  12     23    16
                                                                ---   ----  ----
          Total current........................................ 115    184   169
                                                                ---   ----  ----
      Deferred:
        United States.......................................... (28)     5    27
        Foreign................................................ (39)     3   (15)
        State..................................................  (6)    (1)    4
                                                                ---   ----  ----
          Total deferred....................................... (73)     7    16
                                                                ---   ----  ----
          Total tax provision.................................. $42   $191  $185
                                                                ===   ====  ====

                               CASE CORPORATION

   Following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the tax provision reflected in the accompanying Statements of Income (in millions):

                                                                Years Ended
                                                                December 31,
                                                               ----------------
                                                               1998  1997  1996
                                                               ----  ----  ----
      Tax provision at U.S. Federal income tax rate........... $ 37  $208  $187
      Foreign losses with no tax benefit......................   23     4    10
      Reduction in valuation allowance........................  (16)  (24)  (49)
      State taxes, net of Federal benefit.....................    2    15    15
      Foreign income taxed at different rates.................   (6)    3     6
      Other...................................................    2   (15)   16
                                                               ----  ----  ----
          Total tax provision................................. $ 42  $191  $185
                                                               ====  ====  ====

   During 1998 and 1997, the Company generated income in certain jurisdictions that supported reductions in the valuation reserve and recognized losses in certain jurisdictions that supported increases in the valuation reserve.

   The components of the net deferred tax asset are as follows (in millions):

                                                                    December
                                                                       31,
                                                                   ------------
                                                                   1998   1997
                                                                   -----  -----
      Deferred tax assets:
        Net income tax operating loss carryforwards............... $ 433  $ 377
        Restructuring costs.......................................    56     20
        Postretirement and postemployment benefits................    81     70
        Sales returns and allowance reserves......................    89     78
        Warranty reserve..........................................    54     30
        Other.....................................................   218    218
        Valuation reserve.........................................  (416)  (409)
                                                                   -----  -----
          Total deferred tax assets...............................   515    384
                                                                   -----  -----
      Deferred tax liabilities:
        Fixed assets--basis difference/depreciation...............   147    119
        Pension costs.............................................    13     25
        Purchase discounts........................................    28     27
        Other.....................................................    91     45
                                                                   -----  -----
          Total deferred tax liabilities..........................   279    216
                                                                   -----  -----
          Net deferred tax asset.................................. $ 236  $ 168
                                                                   =====  =====

   The valuation allowance for deferred tax assets increased $7 million from December 31, 1997 to December 31, 1998. In 1998, the Company generated income in certain tax jurisdictions that supported a decrease in the valuation allowance of $16 million. This reduction was offset by an increase in the valuation allowance of $23 million for certain foreign losses for which management believes it is not more likely than not that such benefits will be realized.

                               CASE CORPORATION

   The classification of the net deferred tax asset is as follows (in millions):

                                                                     December
                                                                        31,
                                                                     ----------
                                                                     1998  1997
                                                                     ----  ----
      Current deferred tax asset.................................... $272  $191
      Long-term deferred tax asset..................................   42    24
      Current deferred tax liability................................  (12)  (10)
      Long-term deferred tax liability..............................  (66)  (37)
                                                                     ----  ----
          Net deferred tax asset.................................... $236  $168
                                                                     ====  ====

   The tax benefits of significant foreign net tax operating loss carryforwards as of December 31, 1998, are as follows (in millions):

      Case France S.A.
        Indefinite carryforward............................................ $174
      Case United Kingdom Limited
        Indefinite carryforward............................................  159
      Case Harvesting GmbH
        Indefinite carryforward............................................   29
      Case Spain S.A.
        Expires 2002 through 2005..........................................   20
      Case Brasil & Cia (Brazil)
        Indefinite carryforward............................................   19
      Other................................................................   32
                                                                            ----
          Total tax benefits of net tax operating loss carryforwards....... $433
                                                                            ====

   Case has recorded deferred tax assets in tax jurisdictions where the Company has been profitable as management believes it is more likely than not that such assets will be realizable. The Company continues to have valuation reserves in certain tax jurisdictions where net operating losses exist (particularly in the United Kingdom, France, Spain and Brazil). Realization of these deferred tax assets is dependent on generating future income; however, with the exception of France and Spain, these entities have not displayed a consistent earnings trend. The amount of the deferred tax assets considered realizable could increase in the near term if future estimates of income are experienced.

Note 14: Employee Benefit Plans and Postretirement Benefits

 Defined Benefit and Postretirement Benefit Plans

   Case has various defined benefit plans that cover substantially all of its U.S. union and foreign employees. Benefits are based on years of service and, for most salaried employees, on final average compensation. Case's funding policies are to contribute to the plans amounts necessary to satisfy the funding requirements as prescribed by the laws and regulations of each country. Plan assets consist principally of listed equity and fixed income securities. Effective December 31, 1998, Case adopted SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits."

   Case has postretirement health and life insurance plans that cover substantially all of its U.S. and Canadian employees. For U.S. salaried employees, the plans cover employees retiring from Case on or after attaining age 55 who have had at least 10 years of service with Case after attaining age
45. Canadian salaried employees with

                               CASE CORPORATION
seven or more years of consecutive service are covered under the plans upon retirement. For U.S. and Canadian hourly employees, the plans generally cover employees who retire pursuant to their respective hourly plans. These benefits may be subject to deductibles, copayment provisions and other limitations, and Case has reserved the right to change these benefits, subject to the provisions of any collective bargaining agreement.

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

   The following assumptions were utilized in determining the funded status of Case's defined benefit pension plans:

                                              Years Ended December 31,
                                      --------------------------------------------
                                          1998           1997           1996
                                      -------------- -------------- --------------
                                      U.S.   Foreign U.S.   Foreign U.S.   Foreign
                                      Plans   Plans  Plans   Plans  Plans   Plans
                                      -----  ------- -----  ------- -----  -------
Weighted-average discount rates...... 6.75%   6.26%  7.25%   7.30%  7.75%   8.10%
Rate of increase in future
 compensation........................ N.A.    4.42%  N.A.    5.10%  N.A.    5.70%
Weighted-average, long-term rates of
 return on plan assets............... 9.00%   9.39%  9.00%   8.70%  9.00%   9.40%

   The following assumptions were utilized in determining the accumulated postretirement benefit obligation of Case's postretirement health and life insurance plans:

                                             Years Ended December 31,
                                     --------------------------------------------
                                         1998           1997           1996
                                     -------------- -------------- --------------
                                     U.S.   Foreign U.S.   Foreign U.S.   Foreign
                                     Plans   Plans  Plans   Plans  Plans   Plans
                                     -----  ------- -----  ------- -----  -------
Weighted-average discount rates..... 6.75%   6.75%  7.25%    8.00%  7.75%   8.50%
Rate of increase in future
 compensation....................... 3.00%   3.00%  3.00%    3.00%  3.00%   3.00%
Weighted-average, assumed health
 care cost trend rate............... 5.50%   8.00%  6.00%   12.00% 12.00%  12.00%

                               CASE CORPORATION

   The measurement period for Case's defined benefit pension plans and postretirement health and life insurance plans is October 1 through September 30.

   The following depicts (in millions):

                                                                   Other
                                                  Pension     Postretirement
                                                 Benefits        Benefits
                                                ------------  ----------------
                                                1998   1997    1998     1997
                                                -----  -----  -------  -------
Change in benefit obligations:
  Actuarial present value of benefit
   obligation at beginning of
   measurement period.........................  $ 532  $ 511     $238     $192
  Service cost................................     20     15        7        6
  Interest cost...............................     37     38       18       15
  Plan participants' contributions............      1      1        1      --
  Gross benefits paid.........................    (31)   (28)      (5)      (3)
  Plan amendments.............................     35      6       (9)     --
  Actuarial loss..............................     66     20       37       28
  Currency fluctuations.......................     11    (31)      (1)     --
                                                -----  -----  -------  -------
  Actuarial present value of benefit
   obligation at end of
   measurement period.........................    671    532      286      238
                                                -----  -----  -------  -------
Change in plan assets:
  Plan assets at fair value at beginning of
   measurement period.........................    517    477      --       --
  Actual return on plan assets................     23     62      --       --
  Employer contributions......................     27     24        4        3
  Plan participants' contributions............      1      1        1      --
  Gross benefits paid.........................    (31)   (28)      (5)      (3)
  Currency fluctuations.......................      5    (19)     --       --
                                                -----  -----  -------  -------
  Plan assets at fair value at end of
   measurement period.........................    542    517      --       --
                                                -----  -----  -------  -------
Plan assets less than total benefit obligation
 at measurement date:                            (129)   (15)    (286)    (238)
  Unrecognized prior service cost.............     68     36      135      103
  Unrecognized net loss (gain) resulting from
   plan experience
   and changes in actuarial assumptions.......     73     (9)      (9)      (2)
  Remaining unrecognized net asset at initial
   application................................     (2)    (3)     --       --
  Contributions after measurement date but
   before reporting date......................      5      4        1      --
                                                -----  -----  -------  -------
  Net amount recognized at end of year........  $  15  $  13  $  (159) $  (137)
                                                =====  =====  =======  =======
Amounts recognized in the statement of
 financial position consist of:
  Prepaid benefit cost........................  $ 139  $ 127  $   --   $   --
  Accrued benefit liability...................   (233)  (134)    (159)    (137)
  Intangible asset............................     47     12      --       --
  Accumulated other comprehensive income......     47      8      --       --
  Deferred tax assets.........................     15    --       --       --
                                                -----  -----  -------  -------
  Net amount recognized at end of year........  $  15  $  13  $  (159) $  (137)
                                                =====  =====  =======  =======

                               CASE CORPORATION

                                                                  Other
                                               Pension        Postretirement
                                               Benefits          Benefits
                                            ----------------  ----------------
                                            1998  1997  1996  1998  1997  1996
(in millions)                               ----  ----  ----  ----  ----  ----
Components of net periodic benefit cost:
  Service cost............................. $ 20  $ 15  $ 15  $ 7   $ 6   $ 6
  Interest cost............................   37    38    37   18    15    11
  Expected return on assets................  (46)  (41)  (37) --    --    --
  Amortization of:
    Transition asset.......................   (1)   (1)   (1) --    --    --
    Prior service cost.....................    6     6    11   (1)   (1)   (1)
    Actuarial loss.........................    1     1     1    6     5     2
  Plan participants' contributions.........   (1)  --    --   --    --    --
                                            ----  ----  ----  ---   ---   ---
  Net periodic benefit cost................ $ 16  $ 18  $ 26  $30   $25   $18
                                            ====  ====  ====  ===   ===   ===

   The aggregate benefit obligation, aggregate accumulated benefit obligation and aggregate fair value of plan assets for pension plans with benefit obligations in excess of plan assets were $364 million, $354 million and $168 million, respectively, as of December 31, 1998, and $157 million, $152 million and $40 million, respectively, as of December 31, 1997.

   The weighted-average assumed health care cost trend rate used in determining the 1997 and 1998 accumulated postretirement benefit obligation covering U.S. employees was 6% in 1997, declining to 5.5% in 1998 and remaining at that level thereafter. The weighted-average assumed health care cost trend rate used in determining the 1998 and 1997 accumulated postretirement benefit obligation related to Canadian employees was 8% and 12%, respectively, declining to 5.5% in 2003 and remaining at that level thereafter.

   Increasing the assumed health care cost trend rate by one percentage point would increase the total accumulated postretirement benefit obligation as of September 30, 1998, by approximately $47 million, and would increase the aggregate of the service cost and interest cost components of the net postretirement benefit cost by approximately $3 million in 1998. Decreasing the assumed health care cost trend rate by one percentage point would decrease the total accumulated postretirement benefit obligation as of September 30, 1998, by approximately $40 million, and would decrease the aggregate of the service cost and interest cost components of the net postretirement benefit cost by approximately $3 million in 1998.

 Defined Contribution Plans

   Case has various defined contribution plans that cover certain U.S. and foreign employees. The Company has a money purchase pension plan and a profit sharing plan pursuant to the Internal Revenue Code for its U.S. salaried employees. Annually, the Company contributes to the money purchase pension plan an amount equal to 4% of each participant's eligible compensation, which amounted to $7 million in 1998, 1997, and 1996. Effective December 31, 1996, the Company merged the money purchase pension plan into the profit sharing plan. The Company intends to continue the 4% contribution previously made under the money purchase pension plan as a profit sharing contribution under the profit sharing plan. Under the profit sharing plan, certain salaried participants may make pre-tax contributions of up to 10% of base compensation. The Company will match 100% of the first 8% of a participant's contribution. This matching contribution may be made in Case Common Stock, and the Company has reserved 4.7 million shares of common stock for this purpose. During 1998, 1997 and 1996, the Company contributed $14 million, $12 million and $11 million, respectively, of Case Common Stock to the profit sharing plan. Subject to the Company's operating results, the Company may make additional contributions to the profit sharing plan.

                               CASE CORPORATION

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

   Based upon information currently available, management estimates potential environmental remediation, decommissioning, restoration, monitoring and other closure costs associated with current or formerly owned or operated facilities to be in the range of $14 million to $32 million, including Case's estimated share at the Waste Sites. As of December 31, 1998, environmental reserves of approximately $30 million had been established to address these specific estimated potential liabilities. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on Case's financial position or results of operations.

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

 Commitments

   Minimum rental commitments at December 31, 1998, under non-cancelable operating leases with lease terms in excess of one year are as follows (in millions):

             1999.................................  $13
             2000.................................   10
             2001.................................    8
             2002.................................    6
             2003.................................    5
             2004 and thereafter..................   42
                                                    ---
                 Total minimum rental commitments.  $84
                                                    ===

                               CASE CORPORATION

   Total rental expense for all operating leases was $37 million for the years ended December 31, 1998 and 1997, and $36 million in 1996.

   In connection with a supply agreement with Consolidated Diesel Company, a joint venture that is 50% owned by Case, the Company is required to purchase engine products in amounts to provide for the recovery of specified fixed and variable costs of the joint venture. Under this agreement, Case purchased engine products totaling $193 million, $208 million and $154 million in 1998, 1997 and 1996, respectively, with future minimum purchases (representing only fixed costs) of $13 million in 1999, $14 million in 2000, $12 million in 2001, $12 million in 2002, $11 million in 2003, and $59 million in the aggregate, in subsequent years.

Note 16: Earnings per Share

   The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations (in millions, except per share data):

                                                             For the Year
                                                            Ended December
                                                                  31,
                                                           -------------------
                                                           1998   1997   1996
                                                           -----  -----  -----
Basic
Income before extraordinary items......................... $  64  $ 403  $ 349
Less: Preferred stock dividends...........................    (7)    (7)    (7)
                                                           -----  -----  -----
Income after preferred stock dividends and before
 extraordinary items...................................... $  57  $ 396  $ 342
                                                           =====  =====  =====
Weighted-average shares outstanding.......................  73.2   73.9   72.2
                                                           =====  =====  =====
Basic earnings per share before extraordinary items....... $0.78  $5.36  $4.73
                                                           =====  =====  =====
Diluted
Income before extraordinary items......................... $  64  $ 403  $ 349
Less: Antidilutive preferred stock dividends..............    (7)   N/A    N/A
                                                           -----  -----  -----
Income after antidilutive preferred stock dividends and
 before extraordinary items............................... $  57  $ 403  $ 349
                                                           =====  =====  =====

Weighted-average shares outstanding--Basic................  73.2   73.9   72.2
Effect of Dilutive Securities:
  Convertible preferred stock, when dilutive..............   --     3.5    3.5
  Stock options...........................................   1.0    1.3    1.6
  Restricted stock........................................   0.2    0.2    0.2
                                                           -----  -----  -----
Weighted-average shares outstanding--Diluted..............  74.4   78.9   77.5
                                                           =====  =====  =====
Diluted earnings per share before extraordinary items..... $0.76  $5.11  $4.49
                                                           =====  =====  =====

                               CASE CORPORATION

Note 17: Quarterly Financial Data (unaudited)

                                                 First  Second   Third  Fourth
                                                Quarter Quarter Quarter Quarter
                                                ------- ------- ------- -------
                                                 (in millions, except per share
                                                             data)
1998
  Revenues..................................... $1,381  $1,734  $1,534  $1,500
  Gross profit*................................    226     315     211      62
  Income (loss) before restructuring charge,
   net of tax..................................     69     126      63     (98)
  Net income (loss)............................     69     126      63    (194)
  Basic earnings (loss) per share before
   restructuring charge, net of tax............ $ 0.91  $ 1.68  $ 0.84  $(1.37)
  Basic earnings (loss) per share.............. $ 0.91  $ 1.68  $ 0.84  $(2.70)
  Diluted earnings (loss) per share before
   restructuring charge, net of tax............ $ 0.88  $ 1.61  $ 0.82  $(1.37)
  Diluted earnings (loss) per share............ $ 0.88  $ 1.61  $ 0.82  $(2.70)
1997
  Revenues..................................... $1,232  $1,601  $1,444  $1,747
  Gross profit*................................    201     333     238     303
  Net income...................................     64     138      78     123
  Basic earnings per share..................... $ 0.85  $ 1.86  $ 1.03  $ 1.64
  Diluted earnings per share................... $ 0.82  $ 1.75  $ 0.98  $ 1.56

--------
   * Gross profit is defined as net sales less cost of goods sold and research, development and engineering expenses.

Note 18: Segment and Geographical Information

Segment Information

   Case Corporation has three reportable operating segments:

 Agricultural Equipment

   The agricultural equipment segment manufactures and distributes a broad line of farm machinery and implements, including two-wheel and four-wheel drive tractors ranging in size from 40 to 440 horsepower, combines, cotton pickers, hay and forage equipment, planting and seeding equipment, soil preparation and cultivation implements, sugar cane harvesters and material handling equipment.

 Construction Equipment

   The construction equipment segment manufactures and distributes a broad line of construction machinery that primarily serves the light- to medium-sized equipment market. Product lines include loader/backhoes, crawler and wheel excavators, wheel loaders, crawler dozers, skid steers loaders, trenchers and rough terrain forklifts.

 Financial Services

   The financial services segment reflects the operations of Case Capital, the wholly owned finance subsidiary of Case. The financial services segment provides financing for retail installment sales contracts and leases, commercial lending within the equipment industry, multiple lines of insurance products and private-label credit cards. These financing arrangements are established in conjunction with the purchase or lease of new and used Case farm and construction equipment and other new and used products to end-use customers.

   The accounting policies of the segments are described in Note 2, "Summary of Significant Accounting Policies." Case evaluates segment performance based on operating earnings. Case defines operating earnings as

                               CASE CORPORATION
the income of Case Industrial before interest, taxes, restructuring charges and extraordinary items, including the income of Case Capital on an equity basis. Transfers between segments are accounted for at market value.

   Case's reportable segments are strategic business units that offer different products and services. Each segment is managed separately as they require different technology and marketing strategies.

   A summary of Case's reportable segment information is set forth in the following table (in millions):

                                                         Years Ended December
                                                                 31,
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------  ------  ------
Revenues:
Net sales
  Agricultural equipment................................ $3,533  $3,685  $3,507
  Construction equipment................................  2,205   2,033   1,597
                                                         ------  ------  ------
    Total net sales.....................................  5,738   5,718   5,104
Financial services......................................    377     272     244
Other revenues..........................................     34      34      61
                                                         ------  ------  ------
    Total............................................... $6,149  $6,024  $5,409
                                                         ======  ======  ======
Segment profit:
Agricultural equipment.................................. $   35  $  379  $  363
Construction equipment..................................    176     166     131
Financial services......................................     85      82      85
                                                         ------  ------  ------
    Total............................................... $  296  $  627  $  579
                                                         ======  ======  ======

Reconciliation of segment profit to consolidated net income:

Segment profit.......................................... $  296  $  627  $  579
Case Industrial:
  Income tax (provision) benefit........................      4    (151)   (140)
  Interest expense......................................   (104)    (73)    (90)
  Restructuring charge..................................   (132)    --      --
  Extraordinary items...................................    --      --      (33)
                                                         ------  ------  ------
    Net income.......................................... $   64  $  403  $  316
                                                         ======  ======  ======
Depreciation and amortization:
Agricultural equipment.................................. $  124  $   91  $   84
Construction equipment..................................     44      42      42
Financial services......................................     45      24      12
                                                         ------  ------  ------
    Total............................................... $  213  $  157  $  138
                                                         ======  ======  ======
Segment assets (at the end of year):
Agricultural equipment.................................. $3,400  $2,713  $2,495
Construction equipment..................................  1,396   1,156   1,113
Financial services......................................  3,209   2,296   1,544
Corporate...............................................    721     816     907
                                                         ------  ------  ------
    Total............................................... $8,726  $6,981  $6,059
                                                         ======  ======  ======
Expenditures for additions to long-lived assets*:
Agricultural equipment.................................. $  177  $  128  $  112
Construction equipment..................................     24      25      25
Financial services......................................    334     101      73
Corporate...............................................     20      38      23
                                                         ------  ------  ------
    Total............................................... $  555  $  292  $  233
                                                         ======  ======  ======

--------
  * Includes equipment on operating leases and property, plant and equipment.

                               CASE CORPORATION

                  NOTES TO FINANCIAL STATEMENTS--(Concluded)


Geographical Information

   Case is engaged in the sale of products for export from the United States. Such sales are reflected in the table below (in millions):

                                                                 Years Ended
                                                                 December 31,
                                                              ------------------
                                                               1998   1997  1996
                                                              ------ ------ ----
Canada....................................................... $  331 $  412 $336
European Community...........................................    203    222  193
Other Foreign................................................    569    571  378
                                                              ------ ------ ----
    Total export sales....................................... $1,103 $1,205 $907
                                                              ====== ====== ====

   The following highlights the results of Case's operations on a legal entity basis by geographic area (in millions):

                                                               Reclasses
                         United               United   Other      and
                         States Canada France Kingdom Foreign Eliminations Total
                         ------ ------ ------ ------- ------- ------------ ------
At December 31, 1998, and for
 the year then ended:
Net sales:
  External.............. $3,101  $383  $  596  $406   $1,252    $   --     $5,738
  Intergeographical
   area(s)..............    830    88     474   425      115     (1,932)      --
                         ------  ----  ------  ----   ------    -------    ------
    Total net sales.....  3,931   471   1,070   831    1,367     (1,932)    5,738
Interest income and
 other..................    367    45       1   --        31        (33)      411
                         ------  ----  ------  ----   ------    -------    ------
    Total revenues...... $4,298  $516  $1,071  $831   $1,398    $(1,965)   $6,149
                         ======  ====  ======  ====   ======    =======    ======
Long-lived assets*...... $1,141  $ 70  $  137  $118   $  123    $   --     $1,589
                         ======  ====  ======  ====   ======    =======    ======
At December 31, 1997,
 and for the year then
 ended:
Net sales:
  External.............. $3,091  $454  $  538  $435   $1,200    $   --     $5,718
  Intergeographical
   area(s)..............    880   128     428   265      206     (1,907)      --
                         ------  ----  ------  ----   ------    -------    ------
    Total net sales.....  3,971   582     966   700    1,406     (1,907)    5,718
Interest income and
 other..................    196    28       1   --        26         55       306
                         ------  ----  ------  ----   ------    -------    ------
    Total revenues...... $4,167  $610  $  967  $700   $1,432    $(1,852)   $6,024
                         ======  ====  ======  ====   ======    =======    ======
Long-lived assets*...... $  799  $ 64  $  137  $106   $   72    $   --     $1,178
                         ======  ====  ======  ====   ======    =======    ======

At December 31, 1996, and for
 the year then ended:
Net sales:
  External.............. $2,704  $433  $  555  $372   $1,040    $   --     $5,104
  Intergeographical
   area(s)..............    719   115     408   144      366     (1,752)      --
                         ------  ----  ------  ----   ------    -------    ------
    Total net sales.....  3,423   548     963   516    1,406     (1,752)    5,104
Interest income and
 other..................    194    33       2     1       18         57       305
                         ------  ----  ------  ----   ------    -------    ------
    Total revenues...... $3,617  $581  $  965  $517   $1,424    $(1,695)   $5,409
                         ======  ====  ======  ====   ======    =======    ======
Long-lived assets*...... $  669  $ 61  $  157  $103   $  114    $   --     $1,104
                         ======  ====  ======  ====   ======    =======    ======

--------
  * Includes equipment on operating leases and property, plant and equipment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

   Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," have been omitted from this report inasmuch as the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on May 12, 1999, at which meeting the stockholders will vote upon the election of directors. The information under the captions "Election of Directors," "Stock Ownership," "Executive Officer Compensation" (other than the subsection titled "Compensation Committee Report on Executive Officer Compensation"), and "Certain Relationships and Transactions" in such definitive Proxy Statement are incorporated herein by reference.

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

        INDEX TO FINANCIAL STATEMENTS AND SCHEDULE INCLUDED IN ITEM 14

   Schedule of the Company and Consolidated Subsidiaries

                                                                           Page
                                                                           ----
              Valuation and qualifying accounts for the three years
 Schedule II  ended December 31, 1998...................................

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

 Schedule I   --Condensed financial information of registrant

 Schedule III --Real estate and accumulated depreciation
 Schedule IV  --Mortgage loans on real estate
              --Supplemental Information Concerning Property--Casualty
 Schedule V   Insurance Operations

                                                                    SCHEDULE II

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                 (in millions)

                                             Additions
                                         -----------------
                                Balance  Charged
                                  at     to Costs Charged  Balance
                               Beginning   and    to Other at End
         Description            of Year  Expenses Accounts of Year  Deductions
         -----------           --------- -------- -------- -------  ----------
Allowance for doubtful
 accounts receivable:
  Year ended December 31,
   1998.......................   $(63)     $(34)    $--    $13 (a)     $(84)
                                 ====      ====     ====   ======      ====
  Year ended December 31,
   1997.......................   $(70)     $ (1)    $--    $ 8 (b)     $(63)
                                 ====      ====     ====   ======      ====
  Year ended December 31,
   1996.......................   $(67)     $ (3)    $--    $  --       $(70)
                                 ====      ====     ====   ======      ====

--------
(a) Reflects $13 million for write-offs.
(b) Reflects $5 million for write-offs and $3 million for the impact of exchange rate changes.

                                   EXHIBITS

   A list of the exhibits included as part of this Form 10-K is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

                              REPORTS ON FORM 8-K

   In a Current Report filed on Form 8-K dated December 1, 1998, the Company reported the issuance of a press release disclosing, among other things, the Corporation's earnings for the third quarter of 1998 and its earnings expectations for the full-years 1998 and 1999.

   In a Current Report filed on Form 8-K dated December 16, 1998, the Company reported the By-Laws of the Company, as amended and restated as of December 9, 1998.

   In a Current Report filed on Form 8-K dated December 21, 1998, the Company reported the issuance of a press release disclosing, among other things, additional actions the Corporation is taking in response to lower than previously anticipated demand for agricultural equipment.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Case Corporation

                                          By __________________________________
                                               Chairman and Chief Executive
                                                          Officer

Date: March 1, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
                                     Principal Executive Officer     March 1, 1999
____________________________________  and Director
         Jean-Pierre Rosso

                                     Principal Financial and         March 1, 1999
____________________________________  Accounting Officer
         Theodore R. French

Pei-Yuan Chia, Ronald E. Goldsberry,
Jeffery T. Grade, Thomas R. Hodgson,
    Katherine M. Hudson, Gerald
  Rosenfeld, Theodore R. Tetzlaff
                                     Directors

                                                                  March 1,
By: ___________________________                                   1999
        Attorney-in-fact

                               INDEX TO EXHIBITS

                                                                   Sequentially
 Exhibit                                                             Numbered
  Number                  Description of Exhibits                     Pages
 -------  ------------------------------------------------------   ------------
        2 Reorganization Agreement dated as of June 23, 1994,
          among Case Equipment Corporation, Case Corporation and
          Tenneco Inc. (Filed as Exhibit 2 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1995, and incorporated herein by reference.)

  3(a)(1) Certificate of Incorporation of Case Equipment
          Corporation. (Filed as Exhibit (3)(a)(1) to Amendment
          No. 4 to the Company's Registration Statement No. 33-
          78148 and incorporated herein by reference.)

  3(a)(2) Certificate of Designation, Preferences and Rights of
          Series A Cumulative Con- vertible Preferred Stock.
          (Filed as Exhibit (3)(a)(2) to the Company's
          Registration Statement No. 33-78148 and incorporated herein by reference.)

  3(a)(3) Certificate of Designation, Preferences and Rights of
          Cumulative Convertible Second Preferred Stock. (Filed as Exhibit (3)(a)(3) to the Company's Registration
          Statement No. 33-78148 and incorporated herein by reference.)

  3(a)(4) Certificate of Amendment of Certificate of
          Incorporation of Case Equipment Corporation. (Filed as
          Exhibit (3)(a)(4) to the Company's Registration
          Statement No. 33-82158 and incorporated herein by reference.)

  3(a)(5) Certificate of Designation, Preferences and Rights of
          Series A Junior Participating Preferred Stock. (Filed as Exhibit 1 to the Company's Current Report on Form
          8-K dated December 12, 1995, and incorporated herein by reference.)

     3(b) By-Laws of Case Corporation, as amended and restated on December 9, 1998. (Filed as Exhibit 99 to the
          Company's Current Report on Form 8-K dated December
          16, 1998, and incorporated herein by reference.)

     4(a) Form of Certificate of Cumulative Convertible Second
          Preferred Stock. (Filed as Exhibit 4(c) to the
          Company's Annual Report on Form 10-K for the year ended December 31, 1994, as amended on Form 10-K/A dated April 6, 1995, and incorporated herein by reference.)

     4(b) Indenture, dated as of July 31, 1995, between Case
          Corporation and The Bank of New York. (Filed as
          Exhibit 4(c) to the Company's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.)

     4(c) The Company hereby agrees to furnish to the Securities and Exchange Commission, upon its request, the instruments with respect to certain indebtedness issued by it and its subsidiaries, which indebtedness does not exceed 10% of the Company's total consolidated assets.

 10(a)(1) Revolving Credit and Guarantee Agreement dated as of
          August 23, 1996, among Case Corporation, Case Canada
          Corporation/Corporation Case Canada, certain Foreign
          Subsidiary Borrowers from time to time parties thereto, the Lenders parties thereto, the Co-Agents and Lead Managers named therein, The Chase Manhattan
          Bank, as General Administrative Agent, and The Bank of
          Nova Scotia, as Canadian Administrative Agent. (Filed as Exhibit 10(a) to the Company's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.)

                                                                   Sequentially
 Exhibit                                                             Numbered
  Number                  Description of Exhibits                     Pages
 -------  ------------------------------------------------------   ------------
 10(a)(2) First Amendment, dated as of November 22, 1996, to the
          Revolving Credit and Guarantee Agreement dated as of
          August 23, 1996, among Case Corporation, Case Canada
          Corporation/Corporation Case Canada, certain Foreign
          Subsidiary Borrowers from time to time parties
          thereto, the Lenders parties thereto, the Co-Agents
          and Lead Managers named therein, The Chase Manhattan
          Bank, as General Administrative Agent, and The Bank of
          Nova Scotia, as Canadian Administrative Agent. (Filed
          as Exhibit 10(a)(2) to the Company's Annual Report for
          the year ended December 31, 1996 and incorporated
          herein by reference.)

 10(a)(3) Second Amendment, dated as of August 25, 1997, to the
          Revolving Credit and Guarantee Agreement, dated as of August 23, 1996, among Case Corporation, Case Canada
          Corporation/Corporation Case Canada, certain foreign
          Subsidiaries from time to time parties thereto, the Lenders parties thereto, the Co-Agents Lead Managers named therein, The Chase Manhattan Bank, as
          Administrative Agent, and The Bank of Nova Scotia, as
          Canadian Administrative Agent. (Filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

 10(b)(1) Revolving Credit and Guarantee Agreement, dated as of
          August 23, 1996, among Case Credit Corporation, and certain foreign Subsidiaries from time to time parties thereto, the Lenders parties thereto, the Co-Agents and Lead Managers named therein, and The Chase
          Manhattan Bank, as Administrative Agent. (Filed as
          Exhibit 10(b) to the Company's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.)

 10(b)(2) First Amendment, dated as of November 21, 1996, to the
          Revolving Credit and Guarantee Agreement dated as of August 23, 1996, among Case Credit Corporation, certain Foreign Subsidiary Borrowers from time to time parties thereto, the Lenders parties thereto, the Co-
          Agents and Lead Managers named therein, and The Chase
          Manhattan Bank, as Administrative Agent. (Filed as
          Exhibit 10(b)(2) to the Company's Annual Report for the year ended December 31, 1996, and incorporated herein by reference.)

 10(b)(3) Second Amendment, dated as of August 25, 1997, to the
          Revolving Credit and Guarantee Agreement, dated as of August 23, 1996, among Case Credit Corporation, certain foreign Subsidiaries from time to time parties thereto, the Lenders parties thereto, the Co-Agents and Lead Managers named therein, and The Chase
          Manhattan Bank, as Administrative Agent. (Filed as
          Exhibit 10(b) to the Company's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)

 10(c)(1) Liquidity Agreement dated as of June 23, 1994, among
          Case Equipment Loan Trust 1994-B, the Lenders named therein, the Co-Agents named therein, and Chemical
          Bank, as U.S. Administrative Agent. (Filed as Exhibit
          10(a)(3) to Registration Statement No. 33-78148, and incorporated herein by reference.)

 10(c)(2) Second Agreement and Consent, dated as of August 28,
          1996, among Case Equipment Loan Trust 1994-B, the
          Lenders parties thereto, the Co-Agents named therein and The Chase Manhattan Bank, as Administrative Agent, to the Liquidity Agreement, dated as of June 23, 1994, as previously amended, among Case Equipment Loan Trust
          1994-B, the Lenders parties thereto, and The Chase
          Manhattan Bank, as Administrative Agent. (Filed as
          Exhibit 10(d) to the Company's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.)

                                                                   Sequentially
  Exhibit                                                            Numbered
   Number                  Description of Exhibits                    Pages
  -------   ----------------------------------------------------   ------------
  10(d)(1)  Rights Agreement between Case Corporation and First
            Chicago Trust Company of New York, dated as of
            December 8, 1995. (Filed as Exhibit 1 to the
            Company's Form 8-A filed December 18, 1995, and
            incorporated herein by reference.)

  10(d)(2)  Amendment to Rights Agreement, dated as of December
            9, 1998, between Case Corporation and First Chicago
            Trust Company of New York.

 *10(e)(1)  Agreement dated March 20, 1997, between Jean-Pierre
            Rosso and Case Corporation. (Filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.)

 *10(e)(2)  Restructuring Retention Agreement dated June 7,
            1993, between Case Corporation and Steven G. Lamb.
            (Filed as Exhibit 10(c)(1) to the Company's
            Registration Statement No. 33-78148 and incorporated herein by reference.)

 *10(e)(3)  Restructuring Retention Agreement dated June 2,
            1993, between Case Corporation and Richard M.
            Christman. (Filed as Exhibit 10(c)(2) to the
            Company's Registration Statement No. 33-78148 and incorporated herein by reference.)

 *10(e)(4)  Restructuring Retention Agreement dated June 1,
            1993, between Case Corporation and Theodore R.
            French. (Filed as Exhibit 10(c)(3) to the Company's
            Registration Statement No. 33-78148 and incorporated herein by reference.)

 *10(e)(5)  Agreement dated February 3, 1995, between Case
            Corporation and Richard S. Brennan. (Filed as
            Exhibit 10(h)(5) to the Company's Annual Report on
            Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.)

 *10(e)(6)  Agreement Regarding Change in Control, dated April
            8, 1996, between Jean-Pierre Rosso and Case
            Corporation. (Filed as Exhibit 10(b)(1) to the
            Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.)

 *10(e)(7)  Agreement Regarding Change in Control, dated April
            18, 1996, between Theodore R. French and Case
            Corporation. (Filed as Exhibit 10(b)(1) to the
            Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.)

 *10(e)(8)  Agreement Regarding Change in Control, dated April
            8, 1996, between Steven G. Lamb and Case
            Corporation. (Filed as Exhibit 10(b)(3) to the
            Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.)

 *10(e)(9)  Form of Confidentiality and Non-Competition
            Agreement dated as of May 14, 1997, between Case
            Corporation and each of Jean-Pierre Rosso, Steven G.
            Lamb, Theodore R. French and Richard M. Christman.
            (Filed as Exhibit 10(a)(1) to the Company's
            Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1998, and incorporated herein by reference.)

 *10(e)(10) Form of Confidentiality and Non-Competition
            Agreement dated as of January 26, 1998, between Case
            Corporation and Richard S. Brennan. (Filed as
            Exhibit 10(a)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.)

 *10(e)(11) Form of Agreement Regarding Change in Control, dated
            December 3, 1998, between Richard M. Christman and
            Case Corporation.

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                  Description of Exhibits                      Pages
 ------- -------------------------------------------------------   ------------

  *10(f) Case Corporation Equity Incentive Plan. (Filed as
         Exhibit 10(i) to the Company's Annual Report for the year ended December 31, 1996, and incorporated herein by reference.)
  *10(g) Case Corporation Deferred Compensation Plan. (Filed as
         Exhibit 10(j) to the Company's Annual Report on Form
         10-K for the year ended December 31, 1995, and incorporated herein by reference.)

   10(h) Amended and Restated Case Corporation Outside
         Directors' Equity Compensation Plan, effective as of
         January 1, 1999.

   10(i) Employee Benefits and Compensation Allocation Agreement dated as of June 23, 1994, among Case Equipment
         Corporation, Case Corporation and Tenneco Inc. (Filed as Exhibit 10(f) to the Company's Registration
         Statement No. 33-82158, and incorporated herein by reference.)

   10(j) Tax Sharing Agreement dated as of June 23, 1994, between Case Equipment Corporation and Tenneco Inc.
         (Filed as Exhibit 10(g) to the Company's Registration
         Statement No. 33-82158, and incorporated herein by reference.)

   10(k) Receivables Servicing Agreement dated as of June 23,
         1994, between Case Credit Corporation and Tenneco
         Credit Corporation. (Filed as Exhibit 10(h) to the
         Company's Registration Statement No. 33-82158, and incorporated herein by reference.)

 **10(l) Amended and Restated Sponsors' Agreement, dated as of
         April 21, 1998, between the Company, Cummins Engine
         Company, Inc., Cummins Engine Holding Company, Inc. and
         Case CDC Holdings, Inc. (Filed as Exhibit 10 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.)

 **10(m) Amended and Restated Contract Manufacturing Agreement dated as of March 7, 1995, among Case Corporation,
         Link-Belt Construction Equipment Corporation and
         Sumitomo (S.H.I.) Construction Machinery Co., Ltd.
         (Filed as Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as amended on Form 10-K/A dated April 6, 1995, and incorporated herein by reference.)

   10(n) Sponsors' Agreement dated as of October 21, 1987, by and between Hesston Corporation and J.I. Case Company
         (now Case Corporation), together with the General
         Partnership Agreement dated as of October 21, 1987 by
         and between Hesston Ventures Corporation and Case
         Ventures Corporation. (Filed as Exhibit 10(g) to
         Amendment No. 3 to the Company's Registration Statement
         No. 33-78148, and incorporated herein by reference.)
   11    Computation of Earnings Per Share of Common Stock.

   12    Computation of Ratio of Earnings to Fixed Charges and
         Preferred Dividends.

   21    Subsidiaries of Case Corporation.

   23    The consent of Arthur Andersen LLP, Independent Public
         Accountants for Case Corporation (Milwaukee,
         Wisconsin.)
   24(a) Power of attorney, executed on March 1, 1999, by Pei-
         yuan Chia, Director.
   24(b) Power of attorney, executed on March 1, 1999, by Ronald
         E. Goldsberry, Director.
   24(c) Power of attorney, executed on March 1, 1999, by
         Jeffery T. Grade, Director.
   24(d) Power of attorney, executed on March 1, 1999, by Thomas
         R. Hodgson, Director.
   24(e) Power of attorney, executed on March 1, 1999, by Katherine M. Hudson, Director.

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                  Description of Exhibits                      Pages
 ------- -------------------------------------------------------   ------------
   24(f) Power of attorney, executed on March 1, 1999, by Gerald
         Rosenfeld, Director.
   24(g) Power of attorney, executed on March 1, 1999, by
         Theodore R. Tetzlaff, Director.
   27    Financial Data Schedule

--------
 *Management contract or compensatory plan or arrangement.
**Confidential information contained in this agreement has been omitted from this filing and has been filed separately with the Securities and Exchange Commission.