Form 10-K405/A
period 1998-12-31
CASE CORP
filed 1999-04-16
CIK 922321

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                  FORM 10-K/A
                          Amendment No. 1 to Form 10-K
(Mark
One)

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

--------
(1) Does not include 497,625 shares held by Case executive officers and directors; however, this determination does not constitute an admission of affiliate status for any of these stockholders.
(2) Based upon the closing sale price of $19.125 on the Composite Tape for the Common Stock on January 29, 1999.

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

                      Document Incorporated by Reference:

                                                              Part of the Form
                                                              10-K into which
                       Document                                 Incorporated
                       --------                               ----------------
Case Corporation's Definitive Proxy Statement for the
 Annual
 Meeting of Stockholders to be Held May 12, 1999                  Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   [EXPLANATORY NOTE. This Form 10-K/A--Amendment No. 1 to Form 10-K contains the full text of Case Corporation's Form 10-K for the fiscal year ended December 31, 1998, and only amends the following items of Case's initial filing of its Form 10-K for the fiscal year ended December 31, 1998: Item 1 (Business), Item 2 (Properties), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 8 (Financial Statements and Supplementary Data) and Item 14 (Exhibits, Financial Statement Schedules and Reports on Form 8-K).]

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                    PART I

    Item 1.   Business...................................................     3
    Item 2.   Properties.................................................    13
    Item 3.   Legal Proceedings..........................................    13
    Item 4.   Submission of Matters to a Vote of Security Holders........    13
    Item 4.1. Executive Officers of the Registrant.......................    14

                                    PART II

    Item 5.   Market for the Registrant's Common Equity and Related
               Stockholder Matters.......................................    16
    Item 6.   Selected Financial Data....................................    17
    Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................    19
    Item 8.   Financial Statements and Supplementary Data................    40
              Index to Financial Statements of Case Corporation and
               Consolidated Subsidiaries.................................    40
    Item 9.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................    78

                                   PART III

    Item 10.  Directors and Executive Officers of the Registrant.........    78
    Item 11.  Executive Compensation.....................................    78
    Item 12.  Security Ownership of Certain Beneficial Owners and
               Management................................................    78
    Item 13.  Certain Relationships and Related Transactions.............    78

                                    PART IV

    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
               8-K.......................................................    78
              Financial Statements Included in Item 8....................    78
              Index to Financial Statements and Schedule Included in Item
               14........................................................    78
              Schedules Omitted as Not Required or Inapplicable..........    78
              Exhibits...................................................    79
              Reports on Form 8-K........................................    79

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

Patents and Trademarks

   Case owns the rights under a number of domestic and foreign patents and trademarks relating to its products and businesses. Case manufactures and distributes equipment primarily under the names "Case," "IH" "Case IH," "Steyr," "Austoft," "Concord," "Tyler," "DMI," "Fermec" and "Case Poclain." Other than the Case, IH and Case IH trademarks, the Company does not believe that its business is materially dependent on any single patent or trademark or group of patents or trademarks.

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

   Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and other Federal and state laws that impose similar liabilities, Case has received inquiries for information or notices of its potential liability regarding 36 sites to which Case allegedly sent hazardous substances for disposal ("Waste Sites"). Case has never owned or operated any of the Waste Sites. Fifteen of the Waste Sites are on the National Priority List promulgated pursuant to CERCLA. At 32 of the Waste Sites, Case has (1) had the monetary amount or extent of its liability resolved or partially resolved; (2) not been named as a potentially responsible party ("PRP"); or
(3) determined that its liability is likely de minimis in comparison with other PRPs. As of December 31, 1998, reserves of approximately $3 million had been established to address the Company's potential liability at the 36 Waste Sites, of which approximately $1 million specifically relates to the aforementioned 32 Waste Sites. Because estimates of remediation costs are subject to revision as more information becomes available about the extent and cost of remediation and because settlement agreements can be reopened under certain circumstances, Case's potential liability for remediation costs associated with the 36 Waste Sites could change. Moreover, because liability under CERCLA and similar laws can be joint and several, Case could be required to pay amounts in excess of its pro rata share of remediation costs. However, when appropriate, Case's understanding of the financial strength of other PRPs has been considered in the determination of Case's potential liability. The Company believes that the costs associated with the Waste Sites will not have a material adverse effect on the Company's financial position or results of operations. The preceding sentence is a forward-looking statement, and the actual costs could differ materially from the costs currently anticipated by the Company based on the factors discussed in this paragraph.

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

   As shipments of Case agricultural and construction equipment products are made as promptly as possible after the receipt of firm sales orders, the Company does not accumulate a significant backlog of unfilled orders.

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

   In Europe, Case owns and operates ten manufacturing facilities with a collective floor space of approximately 4.4 million square feet. Of these facilities, four are devoted primarily to the manufacture of agricultural equipment and two are dedicated primarily to the manufacture of construction equipment. The four remaining manufacturing facilities produce related parts, assemblies and transmissions for Case agricultural and construction equipment. The Company also has two manufacturing facilities located in Brazil for the production of agricultural and construction equipment. The Company also has an agricultural equipment manufacturing facility in Australia.

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

                                          Years ended December 31,
                                   -------------------------------------------
                                    1998     1997     1996     1995     1994
                                   -------  -------  -------  -------  -------
                                   (dollars in millions, except per share
                                                    data)
Income Statement Data:
Net sales........................  $ 5,738  $ 5,718  $ 5,104  $ 4,824  $ 4,180
Interest income and other........      411      306      305      281      225
Cost of goods sold...............   (4,700)  (4,447)  (3,953)  (3,779)  (3,260)
Selling, general and
 administrative expenses.........     (655)    (570)    (544)    (553)    (576)
Research, development and
 engineering expenses............     (224)    (196)    (193)    (156)    (127)
Restructuring charge (1).........     (132)     --       --       --       --
Interest expense.................     (240)    (170)    (160)    (174)    (160)
Other, net.......................      (92)     (47)     (25)     (16)     (24)
                                   -------  -------  -------  -------  -------
Income before taxes and
 cumulative effect of changes in
 accounting principles and
 extraordinary items.............      106      594      534      427      258
Income tax provision.............       42      191      185       81       93
                                   -------  -------  -------  -------  -------
Income before cumulative effect
 of changes in accounting
 principles and extraordinary
 items...........................       64      403      349      346      165
Cumulative effect of changes in
 accounting principles (2).......      --       --       --        (9)     (29)
Extraordinary items (3)..........      --       --       (33)     --        (5)
                                   -------  -------  -------  -------  -------
Net income.......................  $    64  $   403  $   316  $   337  $   131
                                   =======  =======  =======  =======  =======
Basic earnings per share before
 cumulative effect of changes in
 accounting principles and
 extraordinary items:
  Basic earnings per share.......  $  0.78  $  5.36  $  4.73  $  4.80     N.A.
  Pro forma basic earnings per
   share.........................     N.A.     N.A.     N.A.     N.A.  $  2.31
Diluted earnings per share before
 cumulative effect of changes in
 accounting principles and
 extraordinary items:
  Diluted earnings per share.....  $  0.76  $  5.11  $  4.49  $  4.60     N.A.
  Pro forma diluted earnings per
   share.........................     N.A.     N.A.     N.A.     N.A.  $  2.24
Cash dividends declared per
 common share....................  $  0.20  $  0.20  $  0.20  $  0.20  $  0.10

Balance Sheet Data (at the end of
 year):
                                    1998     1997     1996     1995     1994
                                   -------  -------  -------  -------  -------
Working capital..................  $ 1,499  $   730  $   510  $   386  $   717
Total assets.....................    8,700    6,981    6,059    5,469    5,052
Long-term debt...................    3,080    1,404    1,119      889    1,443
Other long-term obligations and
 redeemable preferred stock......      633      508      492      594      603
Equity...........................    2,110    2,197    1,904    1,520    1,181
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

   During the third quarter of 1998, the Company and Sumitomo (S.H.I.) Construction Machinery Co., Ltd. ("Sumitomo"), formed a global alliance to market and manufacture hydraulic crawler excavators. Through this global alliance, Sumitomo will provide technological improvements and new crawler excavator models solely to the distribution channels of Case, Sumitomo and their joint ventures. As part of this global alliance, Case and Sumitomo formed LBX Company LLC ("LBX"). Case invested $21 million in the joint venture and Sumitomo contributed certain assets, as well as its established North American excavator distribution network. LBX markets and distributes excavators in North America and also has an exclusive North American manufacturing license for future excavator models designed by Sumitomo. Case acquired a 50% interest in the LBX joint venture.

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

   In 1998, Case Industrial recorded a loss of $21 million, before equity income of Case Capital, versus comparable income of $321 million in 1997. The Company's 1998 performance includes the impact of aggressive actions initiated by the Company in the face of an industry-wide downturn in the agricultural equipment market. These actions include the 1999 closure of the Company's Hamilton, Ontario, and Hugo, Minnesota, manufacturing facilities, and a worldwide workforce reduction of 2,600 people. The Company recorded a $132 million restructuring charge in the fourth quarter of 1998 primarily for these and other restructuring initiatives. In addition, throughout 1998, the Company progressively lowered agricultural equipment production to address declining retail demand. On a pre-tax basis, excluding restructuring, Case Industrial recorded income of $107 million, as compared to income of $472 million in 1997.

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

 1992 Restructuring Program

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

   The closure of the Neuss, Germany, facility was the single largest step contemplated under the Company's long-term restructuring program. In 1997, the Company ceased production and had substantially completed the closure of the Neuss manufacturing facility, transferring production of its MX series tractor from Neuss to other existing Case manufacturing facilities in Racine, Wisconsin, and Doncaster, United Kingdom. Also in 1997, Case closed its foundry operations at its Doncaster facility pursuant to a 1994 agreement with the trade union for the eventual termination of approximately 900 employees at this facility. In 1998, the Company closed the Neuss headquarters and administrative operations, and began transferring the key processes to the Company's Heidelberg, Germany, and Villepinte, France, facilities. In addition, the sale of company-owned retail stores continued to progress, with two additional store sales in Europe.

   An analysis of Case's 1992 Restructuring Program is summarized in the table below (in millions):

                                                  Activity 1993-1996                 1997 Activity
                                           -------------------------------- --------------------------------
                                 1992                 Changes   Balance at             Changes   Balance at
                             Restructuring Reserves     in     December 31, Reserves     in     December 31,
                                Program    Utilized* Estimates     1996     Utilized* Estimates     1997
                             ------------- --------- --------- ------------ --------- --------- ------------
Employee termination
 payments..................      $250        $(106)    $  4        $148       $(120)    $ 15        $43
Pension and OPRB costs.....        56          (42)      (6)          8          (7)      (1)       --
Writedown of assets:
  Property, plant and
   equipment...............       340         (271)     (45)         24         (28)       4        --
  Provision for
   environmental
   liabilities.............        25           (2)       2          25         (21)      (4)       --
Writedown of inventories...        55          (27)     (19)          9          (7)      (2)       --
Costs related to
 closing/selling/downsizing
 existing facilities.......        70          (41)      12          41         (16)     (13)        12
Other costs................       124         (106)      16          34         (31)       1          4
                                 ----        -----     ----        ----       -----     ----        ---
Total restructuring........      $920        $(595)    $(36)       $289       $(230)    $--         $59
                                 ====        =====     ====        ====       =====     ====        ===

--------
*  Includes currency translation

                                                               1998 Activity
                                                           ----------------------
                                               Balance at             Balance at
                                              December 31, Reserves  December 31,
                                                  1997     Utilized*     1998
                                              ------------ --------- ------------
Employee termination payments................     $43        $(21)       $22
Pension and OPRB costs.......................     --          --         --
Writedown of assets:
  Property, plant and equipment..............     --          --         --
  Provision for environmental liabilities....     --          --         --
Writedown of inventories.....................     --          --         --
Costs related to closing/selling/downsizing
 existing facilities.........................      12          (1)        11
Other costs..................................       4         --           4
                                                  ---        ----        ---
Total restructuring..........................     $59        $(22)       $37
                                                  ===        ====        ===

--------
*  Includes currency translation

   The reserve balance of $22 million for employee termination payments at December 31, 1998, is primarily for remaining European staff reductions as contemplated under the 1992 Restructuring Program. These actions include: (1) the outsourcing of selected parts production and manufacturing changes at the Company's component plants in France following the transfer of the Neuss, Germany, tractor line to other Case manufacturing facilities in Racine, Wisconsin, and Doncaster, United Kingdom; (2) the integration of the Neuss administrative operations into other existing Case facilities; (3) the rationalization of company-owned retail stores; and (4) the final severance, outplacement and other benefit payments related to the closure of the Neuss facilities.

   The reserve balance of $11 million for closing/selling/downsizing existing facilities at December 31, 1998, includes costs for the privatization of nine company-owned retail stores in Europe, and final closure/sale costs for the Neuss headquarters and administrative offices.

   Other costs of $4 million at December 31, 1998, are primarily for incremental legal and professional costs to support the remaining restructuring actions, including costs associated with the 1999 integration of the Neuss administrative operations into other existing Case facilities.

   Upon adoption, the Company believed that the successful completion of the 1992 Restructuring Program would enhance pre-tax income and pre-tax operating cash flow through cost reductions by year-end 1997 by approximately $200 million annually over 1992 levels. As of December 31, 1997, the 1992 Restructuring Program had been substantially completed and the intended benefits, as originally contemplated under this program, had been achieved. Management believes that the reserve balance of $37 million at December 31, 1998, is adequate to carry out the remaining actions as outlined under the 1992 Restructuring Program, and the Company anticipates that all actions under this program will be completed by December 31, 1999.

1998 Restructuring Program

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

   During the fourth quarter of 1998, the Company recorded a restructuring charge of $132 million ($96 million after tax) related to the announced 1999 closure of its Hamilton, Ontario, and Hugo, Minnesota, manufacturing facilities, as well as other actions that include a worldwide workforce reduction, including contract and temporary personnel, of 2,600 (the "1998 Restructuring Program"). The Company will integrate the related product lines from the Hamilton and Hugo facilities into other existing Case manufacturing operations in the United States or, in some instances, it will outsource production. The Company believes that the closure of these facilities will not have a significant impact on 1999 revenues.

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

   An analysis of Case's 1998 Restructuring Program is summarized in the table below (in millions):

                                                 1998                 Balance at
                                             Restructuring Reserves  December 31,
                                                Program    Utilized*     1998
                                             ------------- --------- ------------
Employee termination payments...............     $ 58        $ (8)       $50
Pension and OPRB costs......................       36         (36)       --
Writedown of assets:
  Property, plant and equipment.............       25         (25)       --
Costs related to closing/selling/downsizing
 existing facilities........................       12          (1)        11
Other costs.................................        1         --           1
                                                 ----        ----        ---
Total restructuring.........................     $132        $(70)       $62
                                                 ====        ====        ===

--------
*  Includes currency translation

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

   The $36 million of pension and other postretirement benefit ("OPRB") costs under the 1998 Restructuring Program represents curtailments as required by SFAS No. 88 from the termination of employees primarily at the Hamilton, Ontario, facility in 1999. In 1998, non-cash charges of $36 million were recognized, primarily for the previously unrecognized prior service costs relating to the Hamilton pension plans. For information on the Company's pension and postretirement benefits, see Note 14 to the Case Financial Statements included in Item 8 hereof.

   The $25 million write down of assets under the 1998 Restructuring Program represents the impairment of assets at the Hamilton and Hugo manufacturing facilities as a direct result of the Company's decision to close these facilities in 1999, significantly reducing the estimated useful lives of the assets at these facilities. The impairment write down was based upon the fair value of the assets at the date of commitment as compared to their carrying values. The Company has written the assets at the Hamilton and Hugo manufacturing facilities down to their fair values as of December 31, 1998, and will depreciate the reduced carrying amount of these assets over their remaining useful lives. It is currently anticipated that the Hugo facility will close in May 1999, and that the Hamilton facility will close in June 1999.

   The 1998 Restructuring Program includes $12 million for costs related to the closing/selling/downsizing of existing facilities and operations. These costs primarily include amounts to terminate existing dealer contracts as a direct result of the downsizing of Case agricultural equipment operations in Germany, Brazil and Argentina, and incremental costs and contractual obligations for leasehold termination payments and other facility exit costs incurred as a direct result of the closure of the Hamilton and Hugo facilities. The facility exit costs for the closure of the Hugo and Hamilton facilities include employee costs associated with the plant closures that will be incurred after operations cease, the write-off of other plant-related assets not included in property, plant and equipment, and legal and professional expenses related to the closure of the Hamilton and Hugo facilities.

   Other costs of $1 million under the 1998 Restructuring Program are primarily for incremental legal and professional costs to support the restructuring actions.

   Management believes that the restructuring reserve balance of $62 million at December 31, 1998, is adequate to carry out all activities as outlined under the 1998 Restructuring Program, and the Company anticipates that all actions will be completed by December 31, 1999.

   The Company expects to fund the cash requirements of its 1992 and 1998 Restructuring Programs with cash flows from operations and additional borrowings under the Company's existing credit facilities. The specific restructuring measures and associated estimated costs were based on management's best business judgment under prevailing circumstances. If future events warrant changes to the reserve, such adjustments will be reflected as "Restructuring charges" in the applicable statements of income.

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

   During 1998, the Company received proceeds from the issuance of long-term debt of $1,370 million. In 1998, Case Credit issued $645 million of fixed-rate and $140 million of floating-rate, medium-term notes. These notes have maturities that range from 18 to 36 months and bear interest based on three-month LIBOR for the floating-rate notes, and interest rates ranging from 5.8% to 6.2% for the fixed-rate notes. Case Credit also issued $100 million principal amount of its 6.125% notes due October 2001, and $100 million principal amount of floating-rate notes due January 21, 2000, with an initial rate of 5.91%. These note issuances were offered pursuant to shelf registration statements filed with the Securities and Exchange Commission in May 1998 and September 1997. Also during 1998, Case Credit's Canadian subsidiary, Case Credit Ltd., established a C$750 million medium-term note program pursuant to a short-form prospectus and prospectus supplement filed with the Canadian Securities Administrators. As of December 31, 1998, Case Credit Ltd. issued C$125 million of its medium-term notes in Canada, with a maturity of two years and an interest rate of 6.2%, pursuant to this prospectus and prospectus supplement. The net proceeds from these collective issuances will be used to fund Case Capital's growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness. In 1998, amounts outstanding under Case Capital's short-term revolving credit facilities decreased $291 million.

   In December 1998, Case Industrial issued $300 million aggregate principal amount of its 6.25% unsecured and unsubordinated notes due 2003. Amounts outstanding under Case Industrial's short-term revolving credit facilities increased $558 million in 1998. The net proceeds from these issuances were used to fund Case Industrial's working capital requirements and for other corporate purposes, including the repayment of short-term indebtedness.

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

   The Company received proceeds from the issuance of long-term debt of $500 million during the first quarter of 1996. In January 1996, the Company issued $300 million aggregate principal amount of its 7.25% unsecured and unsubordinated notes due 2016. In February 1996, Case Credit issued $200 million aggregate principal amount of its 6.125% unsecured and unsubordinated notes due 2003. The net proceeds from the Case Credit offering were used to finance Case Capital's growing portfolio of receivables and for other corporate purposes, including the repayment of indebtedness. Amounts outstanding under short-term revolving credit facilities increased $569 million in 1997, primarily in support of Case Capital's growing portfolio of receivables.

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

     (2) five-year, revolving credit facilities of A$150 million, A$20 million and A$30 million for Case Corporation Pty Ltd (Australia) that expire in August 2002, December 2002 and February 2003, respectively; and a 364-day, A$50 million revolving credit facility, with a combined availability of A$69;

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

     (6) a five-year, C$500 million revolving credit facility for Case Credit Ltd. (Canada) that expires in August 2001, with C$56 million available at December 31, 1998; and

     (7) a five-year, A$300 million revolving credit facility for Case Credit Australia Pty Ltd that expires in October 2002; and a 364-day, A$100 million revolving credit facility, with a combined availability of $A27 million at December 31, 1998.

   At the option of the Company, borrowings under the revolving credit facilities bear interest at (1) prime rate; (2) LIBOR, plus an applicable margin; or (3) banker's bills of acceptance rates, plus an applicable margin. Borrowings under commercial paper and commercial paper liquidity facilities bear interest at prevailing commercial paper rates. At December 31, 1998, interest rates on the Company's available credit facilities ranged from 5.04% to 6.33%.

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

   The Company maintains sufficient committed lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis. The Company manages its aggregate short-term borrowings so as not to exceed its availability under its committed lines of credit. The Company accesses short-term debt markets, predominantly through commercial paper issuances and uncommitted credit facilities, to fund its short-term financing requirements and to ensure near-term liquidity. As funding needs are determined to be of a longer-term nature, the Company accesses medium- and long-term debt markets, as appropriate, to refinance short-term borrowings and, thus, replenish its short-term liquidity. The Company's long-term financing strategy is to maintain continuous access to the debt and equity capital markets to accommodate its liquidity needs. Whenever necessary, funds provided from operations are supplemented from external borrowing sources.

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

   The information included in the "Outlook" section represents forward-looking statements and involves risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The Company's outlook is predominantly based on its interpretation of what it considers key economic assumptions. Crop production and commodity prices are strongly affected by weather and can fluctuate significantly. Housing starts and other construction activity are sensitive to interest rates and government spending. Some of the other significant factors for the Company include general economic and capital market conditions, the cyclical nature of its business, foreign currency movements, the Company's and its customers' access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), the effect of conversion to the Euro, technological difficulties (including Year 2000), changes in environmental laws, and employee and labor relations. Further information concerning factors that could significantly impact expected results is included in the following sections of this Form 10-K/A: Business--Employees, Business--Environmental Matters, Business--Significant International Operations, Business--Seasonality and Production Schedules, Business--Competition, Legal Proceedings, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

   As shipments of Case agricultural and construction equipment products are made as promptly as possible after the receipt of firm sales orders, the Company does not accumulate a significant backlog of unfilled orders.

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

Foreign Currency Risk Management

   The Company has significant international manufacturing operations. In most instances, Case's products and components are only produced at a single manufacturing facility. As a result, significant volumes of finished goods and components are exported to other countries for sale into those markets. In addition, the Company buys finished products from Italy and Japan for sale through its distribution network. For goods purchased from other Case affiliates, the Company denominates the transaction in the functional currency of the producing operation. Large volume purchase agreements for products purchased from third parties normally contain currency risk sharing clauses that limit the amount of exposure from currency fluctuations.

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

Foreign Currency

   The following foreign currency exchange contracts were held by the Company to hedge certain currency exposures. All 1998 foreign currency contracts mature in 1999. The notional amounts and fair value gains/(losses) at December 31, 1998 and 1997, are as follows (U.S. dollars, in millions):

                                               December 31,
                         ---------------------------------------------------------
                                     1998                         1997
                         ---------------------------- ----------------------------
                                  Average  Fair Value          Average  Fair Value
                         Notional Contract  Gains /   Notional Contract  Gains /
                          Amount   Rate*    (Losses)   Amount   Rate*    (Losses)
                         -------- -------- ---------- -------- -------- ----------
Foreign Currency
 Forward Exchange
  Contracts:
  Austrian Shilling.....   $  6      11.62    $--       $ 15      12.35    $--
  Australian Dollar.....    135       0.61     --        111       0.70      7
  Belgian Franc.........      4      34.34     --         10      36.29     --
  British Pound
   Sterling.............    212       1.68     (2)       170       1.65     (1)
  Canadian Dollar.......    121       1.53     --        106       1.41      2
  Chinese Yuan Renminbi.      4       9.59     (1)        --         --     --
  Danish Krone..........      7       6.25     --          4       6.74     --
  Euro..................     30        1.2     --         --         --     --
  French Franc..........    130       5.54     --        151       5.88     (1)
  German Mark...........    161       1.66     --         87       1.75      2
  Italian Lira..........      7   1,640.63     --         26   1,727.21     --
  Japanese Yen..........     33     121.01      2         36     124.74     (2)
  New Zealand Dollar....      2       0.52     --         --         --     --
  Spanish Peseta........      5     139.70     --         20     148.00     --
                           ----               ---       ----               ---
                           $857               $(1)      $736               $ 7
                           ====               ===       ====               ===
Purchased Currency
 Options:
  Australian Dollar.....   $ --         --    $--       $ 43       0.70    $ 3
                           ====               ===       ====               ===
Sold Currency Options:
  Australian Dollar.....   $ --         --    $         $ 45       0.72    $--
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

   At December 31, 1998, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments, including accounts and notes receivable and fixed-rate, long-term debt obligations. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company's weighted-average interest rates at December 31, 1998, would have no material effect on the consolidated financial position, results of operations or cash flows of the Company.

Item 8. Financial Statements and Supplementary Data.

               INDEX TO FINANCIAL STATEMENTS OF CASE CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                                                           Page
                                                                           ----
Report of independent public accountants..................................  41
Statements of income for each of the three years in the period ended
 December 31, 1998........................................................  42
Balance sheets as of December 31, 1998 and 1997...........................  43
Statements of cash flows for each of the three years in the period ended
 December 31, 1998........................................................  44
Statements of changes in stockholders' equity for each of the three years in the period ended December 31, 1998....................................  45
Notes to financial statements.............................................  46

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

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997
                        (in millions, except share data)

                                                     Case
                                Consolidated      Industrial     Case Capital
                               ---------------  ---------------  --------------
           ASSETS               1998     1997    1998     1997    1998    1997
           ------              -------  ------  -------  ------  ------  ------
Current Assets:
 Cash and cash equivalents...  $   142  $  252  $   107  $  185  $   35  $   67
 Accounts and notes
  receivable.................    2,476   2,053    1,594   1,459     934     705
 Inventories.................    1,430   1,064    1,430   1,064     --      --
 Deferred income taxes.......      272     191      252     175      20      16
 Prepayments and other.......       49      40       47      40       2     --
                               -------  ------  -------  ------  ------  ------
   Total current assets......    4,369   3,600    3,430   2,923     991     788
                               -------  ------  -------  ------  ------  ------
Long-Term Receivables........    1,938   1,605      326     252   1,593   1,340
Other Assets:
 Investments in joint
  ventures...................       98      82       83      66      15      16
 Investment in Case Capital..      --      --       459     357     --      --
 Equipment on operating
  leases, net................      468     179      --      --      468     179
 Goodwill and intangibles....      358     319      358     319     --      --
 Other.......................      373     197      201     173     190      36
                               -------  ------  -------  ------  ------  ------
   Total other assets........    1,297     777    1,101     915     673     231
                               -------  ------  -------  ------  ------  ------
Property, Plant and
 Equipment, at cost..........    2,144   1,987    2,139   1,983       5       4
Accumulated depreciation.....   (1,048)   (988)  (1,046)   (987)     (2)     (1)
                               -------  ------  -------  ------  ------  ------
   Net property, plant and
    equipment................    1,096     999    1,093     996       3       3
                               -------  ------  -------  ------  ------  ------
   Total.....................  $ 8,700  $6,981  $ 5,950  $5,086  $3,260  $2,362
                               =======  ======  =======  ======  ======  ======

   LIABILITIES AND EQUITY
   ----------------------
Current Liabilities:
 Current maturities of long-
  term debt..................  $     9  $    8  $     9  $    8  $  --   $  --
 Short-term debt.............    1,310   1,326      766     179     550   1,147
 Accounts payable............      605     708      625     753      25      27
 Restructuring liability.....       99      59       99      59     --      --
 Other accrued liabilities...      847     769      785     740      62      67
                               -------  ------  -------  ------  ------  ------
   Total current liabilities.    2,870   2,870    2,284   1,739     637   1,241
                               -------  ------  -------  ------  ------  ------
Long-Term Debt...............    3,080   1,404      972     669   2,108     735
Other Liabilities:
 Pension benefits............      205     109      205     109     --      --
 Other postretirement
  benefits...................      161     137      161     137     --      --
 Other postemployment
  benefits...................       37      38       37      38     --      --
 Other.......................      153     147       99     120      54      27
                               -------  ------  -------  ------  ------  ------
   Total other liabilities...      556     431      502     404      54      27
                               -------  ------  -------  ------  ------  ------
Commitments and Contingencies
 (Note 15)
Minority Interest............        7       2        5     --        2       2
Preferred Stock with
 Mandatory Redemption
 Provisions..................       77      77       77      77     --      --
Stockholders' Equity:
 Common Stock, $0.01 par
  value; authorized
  200,000,000 shares, issued
  78,923,145 shares in 1998
  and 75,985,876 shares in
  1997.......................        1       1        1       1     --      --
 Paid-in capital.............    1,430   1,334    1,430   1,334     269     244
 Retained earnings...........    1,116   1,074    1,116   1,074     214     129
 Accumulated other
  comprehensive income.......     (159)   (102)    (159)   (102)    (24)    (16)
 Unearned compensation on
  restricted stock...........      (31)    (14)     (31)    (14)    --      --
 Treasury stock, 5,007,110
  shares in 1998 and
  1,593,979 shares in 1997,
  at cost....................     (247)   (96)     (247)    (96)    --      --
                               -------  ------  -------  ------  ------  ------
   Total stockholders'
    equity...................    2,110   2,197    2,110   2,197     459     357
                               -------  ------  -------  ------  ------  ------
   Total.....................  $ 8,700  $6,981  $ 5,950  $5,086  $3,260  $2,362
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

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (in millions)

                                                 Case
                          Consolidated        Industrial       Case Capital
                         -----------------  ----------------  -----------------
                         1998   1997  1996  1998  1997  1996  1998   1997  1996
                         -----  ----  ----  ----  ----  ----  -----  ----  ----
Operating activities:
Net income.............  $  64  $403  $316  $ 64  $403  $316  $  85  $ 82  $ 85
Adjustments to
 reconcile net income
 to net cash provided
 (used) by operating
 activities:
 Depreciation and
  amortization.........    213   157   138   168   133   126     45    24    12
 Deferred income tax
  expense (benefit)....    (73)    7    16   (97)  (11)   15     24    18     1
 Loss on disposal of
  fixed assets.........      6   --      5     5   --      5      1   --    --
 Extraordinary items,
  after tax............    --    --     33   --    --     33    --    --      3
 Restructuring charge..    132   --    --    132   --    --     --    --    --
 Cash paid for
  restructuring........    (30) (141)  (73)  (30) (141)  (73)   --    --    --
 Undistributed
  (earnings) loss of
  unconsolidated
  subsidiaries.........      3    (4)    7   (83)  (86)  (40)   --    --    --
 Changes in components
  of working capital:
 (Increase) decrease
  in receivables.......   (365) (479) (162)  (86) (236)   86   (220) (337) (248)
 (Increase) decrease
  in inventories.......   (321) (146)   10  (321) (146)   10    --    --    --
 (Increase) decrease
  in prepayments and
  other current
  assets...............     (9)   21   --     (7)   21    (2)    (2)  --      2
 Increase (decrease)
  in payables..........   (136)  188   (30) (155)  246   (45)   (40)   36    15
 Increase (decrease)
  in accrued
  liabilities..........     15    30   (53)  (24)   44   (59)    39   (14)    6
(Increase) decrease in
 long-term receivables.   (406) (343)  (71)  (92)   38    89   (309) (383) (158)
Increase (decrease) in
 other liabilities.....     99    48    55   102    48    55     (3)  --    --
Other, net.............   (187)   38    12   (69)  (21)  (52)  (122)   61    61
                         -----  ----  ----  ----  ----  ----  -----  ----  ----
   Net cash provided
    (used) by operating
    activities.........   (995) (221)  203  (493)  292   464   (502) (513) (221)
Investing activities:
Proceeds from sale of
 businesses and assets.      9    58    27     9    58    27    --    --    --
Expenditures for
 property, plant and
 equipment.............   (222) (192) (162) (221) (191) (160)    (1)   (1)   (2)
Expenditures for
 equipment on operating
 leases................   (333) (100)  (71)  --    --    --    (333) (100)  (71)
Acquisitions and
 investments...........   (124)  (52) (147) (124)  (36) (147)   --    (16)  --
                         -----  ----  ----  ----  ----  ----  -----  ----  ----
   Net cash provided
    (used) by investing
    activities.........   (670) (286) (353) (336) (169) (280)  (334) (117)  (73)
Financing activities:
 Proceeds from issuance
  of long-term debt....  1,370   150   500   300   --    300  1,070   150   200
 Payment of long-term
  debt.................     (6)   (3) (647)   (6)   (3) (647)   --    --    --
 Proceeds from issuance
  of short-term debt...     10    90    45    10    90    45    --    --    --
 Payment of short-term
  debt.................    --   (135)  --    --   (135)  --     --    --    --
 Net increase
  (decrease) in short-
  term revolving credit
  facilities...........    267   569   180   558    82    44   (291)  487   136
 Capital contributions.    --    --    --    (25)  (45)  --      25    45   --
 Proceeds from the
  issuance of common
  stock................     70    84    75    70    84    75    --    --    --
 Repurchases of common
  stock................   (149)  (94)  --   (149)  (94)  --     --    --    --
 Dividends paid (common
  and preferred).......    (22)  (21)  (21)  (22)  (21)  (21)   --    --    (40)
 Other, net............     15    10     2    15    10     2    --    --    --
                         -----  ----  ----  ----  ----  ----  -----  ----  ----
   Net cash provided
    (used) by financing
    activities.........  1,555   650   134   751   (32) (202)   804   682   296
Effect of foreign
 exchange rate changes
 on cash and cash
 equivalents...........    --     (7)  --    --     (5)  --     --     (2)  --
                         -----  ----  ----  ----  ----  ----  -----  ----  ----
Increase (decrease) in
 cash and cash
 equivalents...........   (110)  136   (16)  (78)   86   (18)   (32)   50     2
Cash and cash
 equivalents, beginning
 of year...............    252   116   132   185    99   117     67    17    15
                         -----  ----  ----  ----  ----  ----  -----  ----  ----
Cash and cash
 equivalents, end of
 year..................  $ 142  $252  $116  $107  $185  $ 99  $  35  $ 67  $ 17
                         =====  ====  ====  ====  ====  ====  =====  ====  ====
Cash paid during the
 year for interest.....  $ 218  $174  $169  $ 99  $ 73  $ 98  $ 126  $101  $ 71
                         =====  ====  ====  ====  ====  ====  =====  ====  ====
Cash paid during the
 year for taxes........  $ 115  $166  $160  $ 89  $122  $113  $  26  $ 44  $ 47
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

 Revenue Recognition

   Sales to independent dealers are recorded at the time of shipment to those dealers. In accordance with standard dealer terms, all shipments are final and irrevocable, with the risks and rewards of ownership passing to the dealer at the time of shipment. Case grants certain sales incentives to stimulate sales of Case products to retail customers. The expense for such incentive programs is recorded as a deduction in arriving at net sales at the time of sale to the dealer. At December 31, 1998 and 1997, Case had accrued $218 million and $177 million, respectively, for these incentive programs and such amounts are included in "Other accrued liabilities" in the accompanying Balance Sheets.

                               CASE CORPORATION

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

                               CASE CORPORATION

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

                               CASE CORPORATION

   At December 31, 1998 and 1997, goodwill totaled $423 million and $353 million, respectively, while accumulated amortization of goodwill was $114 million and $96 million, at those respective dates. Amortization expense totaled $18 million, $14 million and $9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

   Intangibles consist primarily of acquired dealer network, trademarks, product drawings and patents, and are being amortized on a straight-line basis over 3 to 17 years. At December 31, 1998 and 1997, intangibles totaled $230 million and $227 million, respectively, while accumulated amortization of intangibles was $181 million and $165 million, at those respective dates. Amortization expense totaled $16 million, $12 million and $13 million for the years ended December 31, 1998, 1997 and 1996, respectively.

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

                               CASE CORPORATION

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

   During the third quarter of 1998, the Company and Sumitomo (S.H.I.) Construction Machinery Co., Ltd. ("Sumitomo"), formed a global alliance to market and manufacture hydraulic crawler excavators. Through this global alliance, Sumitomo will provide technological improvements and new crawler excavator models solely to the distribution channels of Case, Sumitomo and their joint ventures. As part of this global alliance, Case and Sumitomo formed LBX Company LLC ("LBX"). Case invested $21 million in the joint venture and Sumitomo contributed certain assets, as well as its established North American excavator distribution network. LBX markets and distributes excavators in North America and also has an exclusive North American manufacturing license for future excavator models designed by Sumitomo. Case acquired a 50% interest in the LBX joint venture.

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

                               CASE CORPORATION

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

 1992 Restructuring Program

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

   An analysis of Case's 1992 Restructuring Program is summarized in the table below (in millions):

                                                   Activity
                                                  1993-1996                      1997 Activity
                                       -------------------------------- --------------------------------
                             1992                 Changes   Balance at             Changes   Balance at
                         Restructuring Reserves     in     December 31, Reserves     in     December 31,
                            Program    Utilized* Estimates     1996     Utilized* Estimates     1997
                         ------------- --------- --------- ------------ --------- --------- ------------
Employee termination
 payments...............     $250        $(106)    $  4        $148       $(120)     $15        $43
Pension and OPRB costs..       56          (42)      (6)          8          (7)      (1)        --
Writedown of assets:
  Property, plant and
   equipment............      340         (271)     (45)         24         (28)       4         --
  Provision for
   environmental
   liabilities..........       25           (2)       2          25         (21)      (4)        --
Writedown of
 inventories............       55          (27)     (19)          9          (7)      (2)        --
Costs related to
 closing/selling/
 downsizing existing
 facilities.............       70          (41)      12          41         (16)     (13)        12
Other costs.............      124         (106)      16          34         (31)       1          4
                             ----        -----     ----        ----       -----      ---        ---
Total restructuring.....     $920        $(595)    $(36)       $289       $(230)     $--        $59
                             ====        =====     ====        ====       =====      ===        ===

--------
*  Includes currency translation

                               CASE CORPORATION

                                                             1998 Activity
                                                         ----------------------
                                             Balance at             Balance at
                                            December 31, Reserves  December 31,
                                                1997     Utilized*     1998
                                            ------------ --------- ------------
Employee termination payments..............     $43        $(21)       $22
Pension and OPRB costs.....................      --          --         --
Writedown of assets:
  Property, plant and equipment............      --          --         --
  Provision for environmental liabilities..      --          --         --
Writedown of inventories...................      --          --         --
Costs related to closing/selling/
 downsizing existing facilities............      12          (1)        11
Other costs................................       4          --          4
                                                ---        ----        ---
Total restructuring........................     $59        $(22)       $37
                                                ===        ====        ===

--------
*  Includes currency translation

   The reserve balance of $22 million for employee termination payments at December 31, 1998, is primarily for remaining European staff reductions as contemplated under the 1992 Restructuring Program. These actions include: (1) the outsourcing of selected parts production and manufacturing changes at the Company's component plants in France following the transfer of the Neuss, Germany, tractor line to other Case manufacturing facilities in Racine, Wisconsin, and Doncaster, United Kingdom; (2) the integration of the Neuss administrative operations into other existing Case facilities; (3) the rationalization of company-owned retail stores; and (4) the final severance, outplacement and other benefit payments related to the closure of the Neuss facilities.

   The reserve balance of $11 million for closing/selling/downsizing existing facilities at December 31, 1998, includes costs for the privatization of nine company-owned retail stores in Europe, and final closure/sale costs for the Neuss headquarters and administrative offices.

   Other costs of $4 million at December 31, 1998, are primarily for incremental legal and professional costs to support the remaining restructuring actions, including costs associated with the 1999 integration of the Neuss administrative operations into other existing Case facilities.

   As of December 31, 1997, the 1992 Restructuring Program had been substantially completed and the intended benefits, as originally contemplated under this program, had been achieved. Management believes that the reserve balance of $37 million at December 31, 1998, is adequate to carry out the remaining actions as outlined under the 1992 Restructuring Program, and the Company anticipates that all actions under this program will be completed by December 31, 1999.

 1998 Restructuring Program

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

   During the fourth quarter of 1998, the Company recorded a restructuring charge of $132 million ($96 million after tax) related to the announced 1999 closure of its Hamilton, Ontario, and Hugo, Minnesota,

                               CASE CORPORATION
manufacturing facilities, as well as other actions that include a worldwide workforce reduction, including contract and temporary personnel, of 2,600 (the "1998 Restructuring Program"). The Company will integrate the related product lines from the Hamilton and Hugo facilities into other existing Case manufacturing operations in the United States or, in some instances, it will outsource production. The Company believes that the closure of these facilities will not have a significant impact on 1999 revenues.

   An analysis of Case's 1998 Restructuring Program is summarized in the table below (in millions):

                                                 1998                 Balance at
                                             Restructuring Reserves  December 31,
                                                Program    Utilized*     1998
                                             ------------- --------- ------------
Employee termination payments...............     $ 58        $ (8)       $50
Pension and OPRB costs......................       36         (36)        --
Writedown of assets:
  Property, plant and equipment.............       25         (25)        --
Costs related to closing/selling/downsizing
 existing facilities........................       12          (1)        11
Other costs.................................        1          --          1
                                                 ----        ----        ---
Total restructuring.........................     $132        $(70)       $62
                                                 ====        ====        ===

--------
*  Includes currency translation

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

   The $36 million of pension and other postretirement benefit ("OPRB") costs under the 1998 Restructuring Program represents curtailments as required by SFAS No. 88 from the termination of employees primarily at the Hamilton, Ontario, facility in 1999. In 1998, non-cash charges of $36 million were recognized, primarily for the previously unrecognized prior service costs relating to the Hamilton pension plans. See Note 14, "Employee Benefit Plans and Postretirement Benefits" for information on the Company's pension and other postretirement benefits.

   The $25 million write down of assets under the 1998 Restructuring Program represents the impairment of assets at the Hamilton and Hugo manufacturing facilities as a direct result of the Company's decision to close these facilities in 1999, significantly reducing the estimated useful lives of the assets at these facilities. The impairment write down was based upon the fair value of the assets at the date of commitment as compared to their carrying values. The Company has written the assets at the Hamilton and Hugo manufacturing facilities down to their fair values as of December 31, 1998, and will depreciate the reduced carrying amount of these assets over their remaining useful lives. It is currently anticipated that the Hugo facility will close in May 1999, and that the Hamilton facility will close in June 1999.

   The 1998 Restructuring Program includes $12 million for costs related to the closing/selling/downsizing of existing facilities and operations. These costs primarily include amounts to terminate existing dealer contracts as a direct result of the downsizing of Case agricultural equipment operations in Germany, Brazil and Argentina,

                               CASE CORPORATION
and incremental costs and contractual obligations for leasehold termination payments and other facility exit costs incurred as a direct result of the closure of the Hamilton and Hugo facilities. The facility exit costs for the closure of the Hugo and Hamilton facilities include employee costs associated with the plant closures that will be incurred after operations cease, the write-off of other plant-related assets not included in property, plant and equipment, and legal and professional expenses related to the closure of the Hamilton and Hugo facilities.

   Other costs of $1 million under the 1998 Restructuring Program are primarily for incremental legal and professional costs to support the restructuring actions.

   Management believes that the restructuring reserve balance of $62 million at December 31, 1998, is adequate to carry out all activities as outlined under the 1998 Restructuring Program, and the Company anticipates that all actions will be completed by December 31, 1999.

   The Company expects to fund the cash requirements of its 1992 and 1998 Restructuring Programs with cash flows from operations and additional borrowings under the Company's existing credit facilities. The specific restructuring measures and associated estimated costs were based on management's best business judgment under prevailing circumstances. If future events warrant changes to the reserve, such adjustments will be reflected as "Restructuring charges" in the applicable statements of income.

Note 6: Property, Plant and Equipment

   A summary of property, plant and equipment is as follows (in millions):

                                                                 December 31,
                                                                 --------------
                                                                  1998    1997
                                                                 -------  -----
      Land and improvements..................................... $    44  $  44
      Buildings and improvements................................     460    454
      Machinery and equipment...................................   1,437  1,308
      Construction in progress..................................     203    181
                                                                 -------  -----
                                                                   2,144  1,987
      Accumulated depreciation..................................  (1,048)  (988)
                                                                 -------  -----
          Net property, plant and equipment..................... $ 1,096  $ 999
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

Note 7: Equipment on Operating Leases

   A summary of equipment on operating leases is as follows (in millions):

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
                                                                     ====  ====

                               CASE CORPORATION

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

                               CASE CORPORATION

Note 9: Long-Term Debt

   A summary of long-term debt is set forth in the following table (in millions):

                                                                December 31,
                                                                --------------
                                                                 1998    1997
                                                                ------  ------
Case Industrial
Case Corporation
  Notes, payable in 2003, interest rate of 6.25%............... $  299  $  --
  Notes, payable in 2005, interest rate of 7.25%...............    298     298
  Notes, payable in 2016, interest rate of 7.25%...............    300     300
Case Corporation Pty Ltd (Australia)
  Long-term portion of borrowings under revolving credit
   facilities, average interest rate of 5.1% in both years.....     52      55
Other debt.....................................................     32      24
                                                                ------  ------
                                                                   981     677
Less-current maturities........................................     (9)     (8)
                                                                ------  ------
    Total long-term debt--Case Industrial......................    972     669
                                                                ------  ------
Case Capital
Case Credit Corporation
  Notes, payable in 2000, floating interest rate, with an
   initial rate of 5.91%.......................................    100     --
  Notes, payable in 2001, interest rate of 6.125%..............    100     --
  Notes, payable in 2003, interest rate of 6.125%..............    200     200
  Notes, payable in 2007, interest rate of 6.75%...............    150     150
  Fixed-rate, medium-term notes, net of $3 discount, maturities
   through 2001, weighted-average interest rate of 6.04%.......    645     --
  Floating-rate, medium-term notes, maturities through 2001,
   weighted-average interest rate of 5.48%.....................    140     --
  Long-term portion of borrowings under commercial paper
   facilities, average interest rate of 6.0% and 6.4%..........    341     250
Case Credit Australia Pty Ltd
  Long-term portion of borrowings under commercial paper
   facilities, average interest rate of 5.1% in both years.....    105      65
Case Credit Ltd. (Canada)
  Medium-term notes, payable in 2000, interest rate of 6.2%....     82     --
  Long-term portion of borrowings under commercial paper
   facilities, average interest rate of 5.4% and 4.3%..........    245      70
                                                                ------  ------
    Total long-term debt--Case Capital.........................  2,108     735
                                                                ------  ------
    Total long-term debt....................................... $3,080  $1,404
                                                                ======  ======

   In December 1998, Case Industrial issued $300 million aggregate principal amount of its 6.25% unsecured and unsubordinated notes due 2003. The net proceeds from this issuance were used to repay indebtedness.

   In 1998, Case Credit issued $785 million, net of $3 million discount, of floating- and fixed-rate, medium-term notes in the United States. The floating-rate notes have maturities that range between 18 and 36 months and bear interest based on three-month LIBOR; the fixed-rate notes have maturities of two to three years and interest rates ranging from 5.8% to 6.2%. Case Credit also issued $100 million principal amount of its 6.125% notes due October 15, 2001, and $100 million principal amount of its floating-rate notes due January 21, 2000, with an

                               CASE CORPORATION
initial rate of 5.91%. These note issuances were offered pursuant to Case Credit's shelf registration statements as filed with the Securities and Exchange Commission in May 1998 and September 1997. The net proceeds from these issuances were used to fund Case Capital's growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness.

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

   Holders of the Cumulative Convertible Second Preferred Stock are entitled to receive cumulative cash dividends equal to $4.25 per annum, payable quarterly, and are entitled to receive $50 per share in the event of a

                               CASE CORPORATION
liquidation, dissolution, or winding up of the Company. The holders have the right to convert each share of the Cumulative Convertible Second Preferred Stock into 2.2883 shares of Case's Common Stock (subject to adjustment as set forth in the Certificate of Designation for such series of stock). The Cumulative Convertible Second Preferred Stock shall be redeemed by Case no later than June 30, 2007, and Case may call the outstanding shares at any time following July 1, 2000, at a premium. Holders of the Cumulative Convertible Second Preferred Stock are not entitled to vote except as set forth in the Certificate of Designation for such series of stock or as required by law.

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
                                                               =======  =======

   Repayment of wholesale receivables is required in accordance with the standard terms of the wholesale receivable agreements, with repayment accelerated upon the retail sale of the underlying equipment by the dealer. Classification of wholesale receivables for financial statement presentation is based on interest-bearing dates. The terms of retail and other notes and finance leases generally range from two to six years, and interest rates on retail and other notes and finance leases vary depending on prevailing market interest rates and certain incentive programs offered by the Company.

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

   Case Capital's portfolio of managed receivables, including receivables owned and receivables serviced for others, has grown from $5.2 billion at December 31, 1997, to $6.8 billion at December 31, 1998. Case's serviced

                               CASE CORPORATION
portfolio at December 31, 1998, included $5.6 billion of retail and other notes (net of unearned financed charges), of which $3.1 billion (net of unearned finance charges) were owned by Trusts in the United States and Canada. At December 31, 1997, Case Capital managed a portfolio of $4.6 billion of managed receivables (net of unearned finance charges), including retail notes amounting to $2.7 billion (net of unearned finance charges) that were owned by Trusts in the United States and Canada. Case Capital also serviced $18 million and $88 million of retail notes (net of unearned finance charges) at December 31, 1998 and 1997, respectively, that were owned by an unaffiliated third party. At December 31, 1998 and 1997, approximately $74 million and $56 million, respectively, of retail notes receivable (net of unearned finance charges) have been pledged as collateral under Case Credit's three-year, $750 million, U.S. asset-backed commercial paper liquidity facility.

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

Note 13: Income Taxes

   The sources of income before taxes and extraordinary items were as follows (in millions):

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

   Based upon information currently available, management estimates potential environmental remediation, decommissioning, restoration, monitoring and other closure costs associated with current or formerly owned or operated facilities, including Case's estimated liability at the Waste Sites, to be in the range of $14 million to $32 million. As of December 31, 1998, environmental reserves of approximately $30 million, including approximately $3 million for Case's estimated liability at the Waste Sites, had been established to address these specific estimated potential liabilities. After considering these reserves, management is of the opinion that the outcome of these matters will not have a material adverse effect on Case's financial position or results of operations.

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
                                                           =====  =====  =====

                               CASE CORPORATION

Note 17: Quarterly Financial Data (unaudited)

                                                First  Second   Third  Fourth
                                               Quarter Quarter Quarter Quarter
                                               ------- ------- ------- -------
                                                (in millions, except per share
                                                            data)
1998
  Revenues.................................... $1,381  $1,734  $1,534  $1,500
  Gross profit................................    226     315     211      62
  Net income (loss)...........................     69     126      63    (194)*
  Basic earnings (loss) per share............. $ 0.91  $ 1.68  $ 0.84  $(2.70)
  Diluted earnings (loss) per share........... $ 0.88  $ 1.61  $ 0.82  $(2.70)
1997
  Revenues.................................... $1,232  $1,601  $1,444  $1,747
  Gross profit*...............................    201     333     238     303
  Net income..................................     64     138      78     123
  Basic earnings per share.................... $ 0.85  $ 1.86  $ 1.03  $ 1.64
  Diluted earnings per share.................. $ 0.82  $ 1.75  $ 0.98  $ 1.56

--------
*In the fourth quarter of 1998, the Company recorded a $132 million restructuring charge, $96 million after tax. See Note 5, "Restructuring," for information on the Company's 1998 Restructuring Program.

   The Company defines "gross profit" as net sales less the sum of cost of goods sold and research, development and engineering expenses.

   The Company's revenues and earnings are subject to seasonal fluctuations and changes in the underlying economic drivers of the Company's agricultural and construction equipment businesses.

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

                               CASE CORPORATION

   The accounting policies of the segments are described in Note 2, "Summary of Significant Accounting Policies." Case evaluates segment performance based on operating earnings. Case defines operating earnings as the income of Case Industrial before interest, taxes, restructuring charges and extraordinary items, including the income of Case Capital on an equity basis. Transfers between segments are accounted for at market value.

   Case's reportable segments are strategic business units that offer different products and services. Each segment is managed separately as they require different technology and marketing strategies.

   A summary of Case's reportable segment information is set forth in the following table (in millions):

                                                         Years Ended December
                                                                 31,
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------  ------  ------
Revenues:
Net sales
  Agricultural equipment................................ $3,533  $3,685  $3,507
  Construction equipment................................  2,205   2,033   1,597
                                                         ------  ------  ------
    Total net sales.....................................  5,738   5,718   5,104
Financial services......................................    377     272     244
Other revenues..........................................     34      34      61
                                                         ------  ------  ------
    Total............................................... $6,149  $6,024  $5,409
                                                         ======  ======  ======
Segment profit:
Agricultural equipment.................................. $   35  $  379  $  363
Construction equipment..................................    176     166     131
Financial services......................................     85      82      85
                                                         ------  ------  ------
    Total............................................... $  296  $  627  $  579
                                                         ======  ======  ======

Reconciliation of segment profit to consolidated net income:

Segment profit.......................................... $  296  $  627  $  579
Case Industrial:
  Income tax (provision) benefit........................      4    (151)   (140)
  Interest expense......................................   (104)    (73)    (90)
  Restructuring charge..................................   (132)    --      --
  Extraordinary items...................................    --      --      (33)
                                                         ------  ------  ------
    Net income.......................................... $   64  $  403  $  316
                                                         ======  ======  ======
Depreciation and amortization:
Agricultural equipment.................................. $  124  $   91  $   84
Construction equipment..................................     44      42      42
Financial services......................................     45      24      12
                                                         ------  ------  ------
    Total............................................... $  213  $  157  $  138
                                                         ======  ======  ======
Segment assets (at the end of year):
Agricultural equipment.................................. $3,374  $2,713  $2,495
Construction equipment..................................  1,396   1,156   1,113
Financial services......................................  3,209   2,296   1,544
Corporate...............................................    721     816     907
                                                         ------  ------  ------
    Total............................................... $8,700  $6,981  $6,059
                                                         ======  ======  ======
Expenditures for additions to long-lived assets*:
Agricultural equipment.................................. $  177  $  128  $  112
Construction equipment..................................     24      25      25
Financial services......................................    334     101      73
Corporate...............................................     20      38      23
                                                         ------  ------  ------
    Total............................................... $  555  $  292  $  233
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
                                                              ------ ------ ----
    Total export sales....................................... $1,103 $1,205 $907
                                                              ====== ====== ====

   The following highlights the results of Case's operations on a legal entity basis by geographic area (in millions):

                                                               Reclasses
                         United               United   Other      and
                         States Canada France Kingdom Foreign Eliminations Total
                         ------ ------ ------ ------- ------- ------------ ------
At December 31, 1998, and for
 the year then ended:
Net sales:
  External.............. $3,101  $383  $  596  $406   $1,252    $   --     $5,738
  Intergeographical
   area(s)..............    830    88     474   425      115     (1,932)      --
                         ------  ----  ------  ----   ------    -------    ------
    Total net sales.....  3,931   471   1,070   831    1,367     (1,932)    5,738
Interest income and
 other..................    367    45       1   --        31        (33)      411
                         ------  ----  ------  ----   ------    -------    ------
    Total revenues...... $4,298  $516  $1,071  $831   $1,398    $(1,965)   $6,149
                         ======  ====  ======  ====   ======    =======    ======
Long-lived assets*...... $1,141  $ 44  $  137  $118   $  123    $   --     $1,563
                         ======  ====  ======  ====   ======    =======    ======
At December 31, 1997,
 and for the year then
 ended:
Net sales:
  External.............. $3,091  $454  $  538  $435   $1,200    $   --     $5,718
  Intergeographical
   area(s)..............    880   128     428   265      206     (1,907)      --
                         ------  ----  ------  ----   ------    -------    ------
    Total net sales.....  3,971   582     966   700    1,406     (1,907)    5,718
Interest income and
 other..................    196    28       1   --        26         55       306
                         ------  ----  ------  ----   ------    -------    ------
    Total revenues...... $4,167  $610  $  967  $700   $1,432    $(1,852)   $6,024
                         ======  ====  ======  ====   ======    =======    ======
Long-lived assets*...... $  799  $ 64  $  137  $106   $   72    $   --     $1,178
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

        INDEX TO FINANCIAL STATEMENTS AND SCHEDULE INCLUDED IN ITEM 14

   Schedule of the Company and Consolidated Subsidiaries

                                                                           Page
                                                                           ----
              Valuation and qualifying accounts for the three years
 Schedule II  ended December 31, 1998...................................   79

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

                                                                    SCHEDULE II

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                 (in millions)

                                          Additions
                                      -----------------
                             Balance  Charged
                               at     to Costs Charged             Balance
                            Beginning   and    to Other            at End
        Description          of Year  Expenses Accounts Deductions of Year
        -----------         --------- -------- -------- ---------- ------- ---
Allowance for doubtful
 accounts receivable:
  Year ended December 31,
   1998....................   $(63)     $(34)    $--      $13 (a)   $(84)
                              ====      ====     ====     ======    ====
  Year ended December 31,
   1997....................   $(70)     $ (1)    $--      $ 8 (b)   $(63)
                              ====      ====     ====     ======    ====
  Year ended December 31,
   1996....................   $(67)     $ (3)    $--      $   --    $(70)
                              ====      ====     ====     ======    ====

--------
(a) Reflects $13 million for write-offs.
(b) Reflects $5 million for write-offs and $3 million for the impact of exchange rate changes.

                                   EXHIBITS

   A list of the exhibits included as part of this Form 10-K/A is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

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

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Case Corporation

                                                 /s/ Jean-Pierre Rosso
                                          By: _________________________________
                                               Chairman and Chief Executive
                                                          Officer

Date: April 16, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

     /s/ Jean-Pierre Rosso           Principal Executive Officer     April 16, 1999
____________________________________         and Director
         Jean-Pierre Rosso

     /s/ Theodore R. French            Principal Financial and       April 16, 1999
____________________________________      Accounting Officer
         Theodore R. French

Pei-Yuan Chia, Ronald E. Goldsberry,
Jeffery T. Grade, Thomas R. Hodgson,
    Katherine M. Hudson, Gerald
  Rosenfeld, Theodore R. Tetzlaff
                                              Directors              April 16, 1999


   /s/ Kevin J. Hallagan

By: ___________________________
       Kevin J. Hallagan
       Attorney-in-fact

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

  10(d)(2)  Amendment to Rights Agreement, dated as of December
            9, 1998, between Case Corporation and First Chicago
            Trust Company of New York.(1)

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

 *10(e)(11) Form of Agreement Regarding Change in Control, dated
            December 3, 1998, between Richard M. Christman and
            Case Corporation.(1)

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

   10(h) Amended and Restated Case Corporation Outside
         Directors' Equity Compensation Plan, effective as of
         January 1, 1999.(1)

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

   10(n) Sponsors' Agreement dated as of October 21, 1987, by and between Hesston Corporation and J.I. Case Company
         (now Case Corporation), together with the General
         Partnership Agreement dated as of October 21, 1987 by
         and between Hesston Ventures Corporation and Case
         Ventures Corporation. (Filed as Exhibit 10(g) to
         Amendment No. 3 to the Company's Registration Statement
         No. 33-78148, and incorporated herein by reference.)
   11    Computation of Earnings Per Share of Common Stock.(1)

   12    Computation of Ratio of Earnings to Fixed Charges and
         Preferred Dividends.

   21    Subsidiaries of Case Corporation.(1)

   23    The consent of Arthur Andersen LLP, Independent Public
         Accountants for Case Corporation (Milwaukee,
         Wisconsin.)
   24(a) Power of attorney, executed on March 1, 1999, by Pei-
         yuan Chia, Director.(1)
   24(b) Power of attorney, executed on March 1, 1999, by Ronald
         E. Goldsberry, Director.(1)
   24(c) Power of attorney, executed on March 1, 1999, by
         Jeffery T. Grade, Director.(1)
   24(d) Power of attorney, executed on March 1, 1999, by Thomas
         R. Hodgson, Director.(1)
   24(e) Power of attorney, executed on March 1, 1999, by Katherine M. Hudson, Director.(1)

                                                                                             Sequentially
Exhibit                                                                                        Numbered
Number                                 Description of Exhibits                                  Pages
-------  ----------------------------------------------------------------------------------- ------------
  24(f)  Power of attorney, executed on March 1, 1999, by Gerald Rosenfeld, Director.(1)
  24(g)  Power of attorney, executed on March 1, 1999, by Theodore R. Tetzlaff, Director.(1)
  27     Financial Data Schedule

--------
 *Management contract or compensatory plan or arrangement.
**Confidential information contained in this agreement has been omitted from this filing and has been filed separately with the Securities and Exchange Commission.
(1) Filed with Case's initial filing of its Annual Report on Form 10-K for the year ended December 31, 1998.

                                                                      EXHIBIT 11

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

               COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK
                    (in millions, except per share amounts)

                                                               Year Ended
                                                              December 31,
                                                           -------------------
                                                           1998   1997   1996
                                                           -----  ----- ------
Computations for Statements of Income
  Basic earnings per share:
    Income before extraordinary items..................... $  64  $ 403 $  349
    Extraordinary items...................................   --     --     (33)
                                                           -----  ----- ------
    Net income............................................    64    403    316
    Preferred stock dividends.............................     7      7      7
                                                           -----  ----- ------
    Net income to common.................................. $  57  $ 396 $  309
                                                           =====  ===== ======
    Average shares of common stock outstanding............  73.2   73.9   72.2
                                                           -----  ----- ------
    Basic earnings per share:
      Net income, before extraordinary items.............. $0.78  $5.36 $ 4.73
      Extraordinary items.................................   --     --   (0.46)
                                                           -----  ----- ------
      Basic earnings per share............................ $0.78  $5.36 $ 4.27
                                                           =====  ===== ======
  Diluted earnings per share:
    Income before extraordinary items..................... $  64  $ 403 $  349
    Antidilutive preferred stock dividends................    (7)   --     --
                                                           -----  ----- ------
    Income after antidilutive preferred stock dividends
     and
     before extraordinary items...........................    57    403    349
    Extraordinary items...................................   --     --     (33)
                                                           -----  ----- ------
    Net income, after antidilutive preferred stock
     dividends............................................ $  57  $ 403 $  316
                                                           =====  ===== ======
    Average shares of common stock outstanding............  73.2   73.9   72.2
    Incremental common shares applicable to restricted
     common
     stock based on the average market price during the
     period...............................................   0.2    0.2    0.2
    Incremental common shares applicable to common stock
     options
     based on the average market price during the period..   1.0    1.3    1.6
    Average common shares issuable assuming conversion of
     the Series A Cumulative Convertible Preferred Stock
     and the Cumulative Convertible Second Preferred
     Stock, when dilutive.................................   --     3.5    3.5
                                                           -----  ----- ------
    Average common shares assuming full dilution..........  74.4   78.9   77.5
                                                           -----  ----- ------
    Diluted earnings per share, assuming conversion of all
     applicable securities:
      Net income before extraordinary items............... $0.76  $5.11 $ 4.49
      Extraordinary items.................................   --     --   (0.42)
                                                           -----  ----- ------
      Diluted earnings per share.......................... $0.76  $5.11 $ 4.07
                                                           =====  ===== ======

                                                                      EXHIBIT 12

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                            AND PREFERRED DIVIDENDS
                             (dollars in millions)

                                                                 Years Ended
                                                                December 31,
                                                              -----------------
                                                              1998  1997  1996
                                                              ----- ----- -----
Net Income................................................... $  64 $ 403 $ 316
Add:
  Interest...................................................   240   170   160
  Amortization of capitalized debt expense...................     3     1     4
  Portion of rentals representative of interest factor.......    12    12    12
  Income tax expense and other taxes on income...............    42   191   185
  Fixed charges of 50% owned, unconsolidated subsidiaries....     5     3     3
  Extraordinary items (net of taxes).........................   --    --     33
                                                              ----- ----- -----
    Earnings as defined...................................... $ 366 $ 780 $ 713
                                                              ===== ===== =====

Interest..................................................... $ 240 $ 170 $ 160
Interest capitalized.........................................     3     2     1
Amortization of capitalized debt expense.....................     3     1     4
Portion of rentals representative of interest factor.........    12    12    12
Fixed charges of 50% owned, unconsolidated subsidiaries......     5     3     3
                                                              ----- ----- -----
    Fixed charges as defined................................. $ 263 $ 188 $ 180
                                                              ===== ===== =====
Preferred dividends:
  Amount declared............................................ $   7 $   7 $   7
  Gross-up to pre-tax based on 40%, 32% and 35% effective
   rates, respectively....................................... $  12 $  10 $  11
Ratio of earnings to fixed charges and preferred dividends... 1.33x 3.94x 3.73x
                                                              ===== ===== =====