Form 10-Q
period 1999-03-31
CASE CORP
filed 1999-05-12
CIK 922321

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

                 For the quarterly period ended March 31, 1999

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO[_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   Common Stock, par value $0.01 per share: 74,339,080 shares outstanding as of April 30, 1999.

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

                                     PART I
                             FINANCIAL INFORMATION

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 and 1998
                      (in millions, except per share data)
                                  (Unaudited)

                                                       Case
                                    Consolidated    Industrial    Case Capital
                                    -------------- -------------- -------------
                                    Three Months   Three Months   Three Months
                                        Ended          Ended          Ended
                                      March 31,      March 31,      March 31,
                                    -------------- -------------- -------------
                                     1999    1998   1999    1998   1999   1998
                                    ------  ------ ------  ------ ------ ------
Revenues:
  Net sales........................ $1,084  $1,297 $1,084  $1,297 $  --  $  --
  Interest income and other........    117      84     10       8    109     76
                                    ------  ------ ------  ------ ------ ------
                                     1,201   1,381  1,094   1,305    109     76
Costs and Expenses:
  Cost of goods sold...............    932   1,019    932   1,019    --     --
  Selling, general and
   administrative..................    174     146    157     137     17      9
  Research, development and
   engineering.....................     49      52     49      52    --     --
  Interest expense.................     75      47     32      18     45     29
  Other, net.......................     30      15     14       7     16      8
                                    ------  ------ ------  ------ ------ ------
Income (loss) before taxes.........    (59)    102    (90)     72     31     30
Income tax provision (benefit).....    (11)     33    (22)     22     11     11
                                    ------  ------ ------  ------ ------ ------
                                       (48)     69    (68)     50     20     19
Equity in income--Case Capital.....    --      --      20      19    --     --
                                    ------  ------ ------  ------ ------ ------
Net income (loss).................. $  (48) $   69 $  (48) $   69 $   20 $   19
                                    ======  ====== ======  ====== ====== ======
Preferred stock dividends..........      2       2
                                    ------  ------
Net income (loss) to common........ $  (50) $   67
                                    ======  ======
Per share data:
  Basic earnings (loss) per share.. $(0.68) $ 0.91
                                    ======  ======
  Diluted earnings (loss) per
   share........................... $(0.68) $ 0.88
                                    ======  ======


  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.
   Reference is made to Note 1 for definitions of "Case Industrial" and "Case
                                   Capital."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 1999, AND DECEMBER 31, 1998
                        (in millions, except share data)
                                  (Unaudited)

                               Consolidated         Case Industrial          Case Capital
                          ---------------------- ---------------------- ----------------------
                          March 31, December 31, March 31, December 31, March 31, December 31,
         ASSETS             1999        1998       1999        1998       1999        1998
         ------           --------- ------------ --------- ------------ --------- ------------
Current Assets:
 Cash and cash
  equivalents...........   $   119    $   142     $    91    $   107     $   28      $   35
 Accounts and notes
  receivable............     2,786      2,476       1,745      1,594      1,045         934
 Inventories............     1,465      1,430       1,465      1,430        --          --
 Deferred income
  taxes.................       269        272         249        252         20          20
 Prepayments and
  other.................        53         49          52         47          1           2
                           -------    -------     -------    -------     ------      ------
   Total current
    assets..............     4,692      4,369       3,602      3,430      1,094         991
                           -------    -------     -------    -------     ------      ------
Long-Term Receivables...     1,750      1,938          48        326      1,677       1,593
Other Assets:
 Investments in joint
  ventures..............        96         98          81         83         15          15
 Investment in Case
  Capital...............       --         --          482        459        --          --
 Equipment on operating
  leases, net...........       495        468         --         --         495         468
 Goodwill and
  intangibles...........       346        358         346        358        --          --
 Other..................       436        373         222        201        240         190
                           -------    -------     -------    -------     ------      ------
   Total other assets...     1,373      1,297       1,131      1,101        750         673
                           -------    -------     -------    -------     ------      ------
Property, Plant and
 Equipment, at cost.....     2,149      2,144       2,144      2,139          5           5
Accumulated
 Depreciation...........    (1,101)    (1,048)     (1,099)    (1,046)        (2)         (2)
                           -------    -------     -------    -------     ------      ------
   Net property, plant
    and equipment.......     1,048      1,096       1,045      1,093          3           3
                           -------    -------     -------    -------     ------      ------
   Total................   $ 8,863    $ 8,700     $ 5,826    $ 5,950     $3,524      $3,260
                           =======    =======     =======    =======     ======      ======
 LIABILITIES AND EQUITY
 ----------------------
Current Liabilities:
 Current maturities of
  long-term debt........   $     9    $     9     $     9    $     9     $  --       $  --
 Short-term debt........     1,112      1,310         856        766        256         550
 Accounts payable.......       605        605         595        625         15          25
 Restructuring
  liability.............        82         99          82         99        --          --
 Other accrued
  liabilities...........       814        847         752        785         62          62
                           -------    -------     -------    -------     ------      ------
   Total current
    liabilities.........     2,622      2,870       2,294      2,284        333         637
                           -------    -------     -------    -------     ------      ------
Long-Term Debt..........     3,591      3,080         981        972      2,610       2,108
Other Liabilities:
 Pension benefits.......       196        205         196        205        --          --
 Other postretirement
  benefits..............       168        161         168        161        --          --
 Other postemployment
  benefits..............        37         37          37         37        --          --
 Other..................       183        153          86         99         97          54
                           -------    -------     -------    -------     ------      ------
   Total other
    liabilities.........       584        556         487        502         97          54
                           -------    -------     -------    -------     ------      ------
Commitments and
 Contingencies (Note 7).
Minority Interest.......         7          7           5          5          2           2
Preferred Stock with
 Mandatory Redemption
 Provisions.............        77         77          77         77        --          --
Stockholders' Equity:
 Common Stock, $0.01
  par value; authorized
  200,000,000 shares,
  issued 79,374,449,
  outstanding
  74,265,497............         1          1           1          1        --          --
 Paid-in capital........     1,439      1,430       1,439      1,430        269         269
 Retained earnings......     1,063      1,116       1,063      1,116        234         214
 Accumulated other
  comprehensive
  income................      (241)      (159)       (241)      (159)       (21)        (24)
 Unearned compensation
  on restricted stock...       (29)       (31)        (29)       (31)       --          --
 Treasury stock,
  5,108,952 shares, at
  cost..................      (251)      (247)       (251)      (247)       --          --
                           -------    -------     -------    -------     ------      ------
   Total stockholders'
    equity..............     1,982      2,110       1,982      2,110        482         459
                           -------    -------     -------    -------     ------      ------
   Total................   $ 8,863    $ 8,700     $ 5,826    $ 5,950     $3,524      $3,260
                           =======    =======     =======    =======     ======      ======

  The accompanying notes to financial statements are an integral part of these
                                Balance Sheets.
   Reference is made to Note 1 for definitions of "Case Industrial" and "Case
                                   Capital."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (in millions)
                                  (Unaudited)

                             Consolidated    Case Industrial   Case Capital
                             --------------  ----------------  --------------
                             Three Months                      Three Months
                                 Ended        Three Months         Ended
                               March 31,     Ended March 31,     March 31,
                             --------------  ----------------  --------------
                              1999    1998    1999     1998     1999    1998
                             ------  ------  -------  -------  ------  ------
Operating activities:
 Net income (loss).........  $  (48) $   69  $   (48) $    69  $   20  $   19
 Adjustments to reconcile
  net income (loss) to net
  cash provided (used) by
  operating activities:
   Depreciation and
    amortization...........      56      43       40       34      16       9
   Deferred income tax
    expense................     --        4      --         4     --      --
   Cash paid for
    restructuring..........     (17)    (10)     (17)     (10)    --      --
   Undistributed (earnings)
    loss of unconsolidated
    subsidiaries...........       3       2      (17)     (18)    --      --
   Changes in components of
    working capital:
     (Increase) decrease in
      receivables..........    (387)   (324)    (234)    (326)   (106)     44
     (Increase) decrease in
      inventories..........    (108)   (195)    (107)    (195)     (1)    --
     (Increase) decrease in
      prepayments and other
      current assets.......      (3)     (9)      (5)      (7)      2      (2)
     Increase (decrease) in
      payables.............      83      74       47       29     (11)      5
     Increase (decrease) in
      accrued liabilities..     (14)    (69)     (15)     (19)      1     (50)
   (Increase) decrease in
    long-term receivables..     208      70      283       61     (68)     12
   Increase (decrease) in
    long-term liabilities..      44      15        1       15      43     --
   Other, net..............     (94)    (59)     (51)      (6)    (50)    (57)
                             ------  ------  -------  -------  ------  ------
      Net cash provided
       (used) by operating
       activities..........    (277)   (389)    (123)    (369)   (154)    (20)
                             ------  ------  -------  -------  ------  ------
Investing activities:
 Proceeds from the sale of
  businesses and assets....       3       1        3        1     --      --
 Expenditures for property,
  plant and equipment......     (20)    (24)     (20)     (24)    --      --
 Expenditures for equipment
  on operating leases......     (42)    (36)     --       --      (42)    (36)
                             ------  ------  -------  -------  ------  ------
      Net cash provided
       (used) by investing
       activities..........     (59)    (59)     (17)     (23)    (42)    (36)
                             ------  ------  -------  -------  ------  ------
Financing activities:
 Proceeds from the issuance
  of long-term debt........     511     279       20      --      491     279
 Payment of long-term debt.      (2)     (2)      (2)      (2)    --      --
 Payment of short-term
  debt.....................     (10)    --       --       --      --      --
 Net increase (decrease) in
  short-term revolving
  credit facilities........    (173)     83      116      346    (299)   (263)
 Proceeds from the issuance
  of common stock..........       7      27        7       27     --      --
 Repurchases of common
  stock....................     --      (27)     --       (27)    --      --
 Dividends paid (common and
  preferred)...............      (5)     (6)      (5)      (6)    --      --
 Other, net................     (14)     (6)     (10)      (6)     (4)    --
                             ------  ------  -------  -------  ------  ------
      Net cash provided
       (used) by financing
       activities..........     314     348      126      332     188      16
                             ------  ------  -------  -------  ------  ------
Effect of foreign exchange
 rate changes on cash and
 cash equivalents..........      (1)    --        (2)     --        1     --
                             ------  ------  -------  -------  ------  ------
Increase (decrease) in cash
 and cash equivalents......  $  (23) $ (100) $   (16) $   (60) $   (7) $  (40)
Cash and cash equivalents,
 beginning of period.......     142     252      107      185      35      67
                             ------  ------  -------  -------  ------  ------
Cash and cash equivalents,
 end of period.............  $  119  $  152  $    91  $   125  $   28  $   27
                             ======  ======  =======  =======  ======  ======
Cash paid during the period
 for interest..............  $   69  $   65  $    40  $    28  $   31  $   37
                             ======  ======  =======  =======  ======  ======
Cash paid during the period
 for taxes.................  $   26  $   41  $    19  $    27  $    7  $   14
                             ======  ======  =======  =======  ======  ======

  The accompanying notes to financial statements are an integral part of these
                           Statements of Cash Flows.
   Reference is made to Note 1 for definitions of "Case Industrial" and "Case
                                   Capital."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in millions)
                                  (Unaudited)

                                                                         Accumulated
                                                                            Other
                          Common Paid-in   Unearned   Retained Treasury Comprehensive         Comprehensive
                          Stock  Capital Compensation Earnings  Stock      Income     Total      Income
                          ------ ------- ------------ -------- -------- ------------- ------  -------------
Balance, December 31,
 1997...................  $   1  $1,334      $(14)     $1,074   $ (96)      $(102)    $2,197
Comprehensive income:
 Net income.............     --      --        --          64      --          --         64      $  64
 Translation
  adjustment............     --      --        --          --      --         (18)       (18)       (18)
 Pension liability
  adjustment, net of
  $15 tax benefit.......     --      --        --          --      --         (39)       (39)       (39)
                                                                                                  -----
   Total................                                                                          $   7
                                                                                                  =====
Dividends declared......     --      --        --         (22)     --          --        (22)
Capital contributions on
 stock issuance.........     --      70        --          --      --          --         70
Recognition of
 compensation on
 restricted stock.......     --      --         8          --      --          --          8
Issuance of restricted
 stock, net of
 forfeitures............     --      26       (25)         --      (2)         --         (1)
Acquisition of treasury
 stock..................     --      --        --          --    (149)         --       (149)
                          -----  ------      ----      ------   -----       -----     ------
Balance, December 31,
 1998...................  $   1  $1,430      $(31)     $1,116   $(247)      $(159)    $2,110
                          =====  ======      ====      ======   =====       =====     ======
Comprehensive income:
 Net income (loss)......     --      --        --         (48)     --          --        (48)     $ (48)
 Translation
  adjustment............     --      --        --          --      --         (82)       (82)       (82)
                                                                                                  -----
   Total................                                                                          $(130)
                                                                                                  =====
Dividends declared......     --      --        --          (5)     --          --         (5)
Capital contributions on
 stock issuance.........     --       7        --          --      --          --          7
Recognition of
 compensation on
 restricted stock.......     --      --         3          --      --          --          3
Issuance of restricted
 stock, net of
 forfeitures............     --       2        (1)         --      (4)         --         (3)
                          -----  ------      ----      ------   -----       -----     ------
Balance, March 31, 1999.  $   1  $1,439      $(29)     $1,063   $(251)      $(241)    $1,982
                          =====  ======      ====      ======   =====       =====     ======

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

  CaseIndustrial--The financial information captioned "Case Industrial"
                reflects the consolidation of all majority-owned subsidiaries except for Case Capital, the Company's wholly owned retail credit subsidiary. Case Capital has been included using the equity method of accounting whereby the net income and net assets of Case Capital are reflected, respectively, in the income statement caption, "Equity in income--Case Capital," and the balance sheet caption, "Investment in Case Capital."

  CaseCapital--The financial information captioned "Case Capital" reflects the consolidation of Case's retail credit subsidiaries.

   All significant intercompany transactions, including activity within and between "Case Industrial" and "Case Capital" have been eliminated.

   Certain reclassifications have been made to conform the prior years' financial statements to the 1999 presentation.

   In the opinion of management, the accompanying unaudited financial statements of Case Corporation and Consolidated Subsidiaries contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of March 31, 1999, and the results of operations, changes in stockholders' equity and cash flows for the periods indicated. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K/A. Interim financial results are not necessarily indicative of operating results for an entire year.

(2) Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement must be adopted no later than January 1, 2000, although earlier application is permitted. The Company is currently evaluating the impact of adopting SFAS No. 133.

   Effective January 1, 1999, the Company adopted Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities." The Company's accounting for the costs of start-up activities is consistent with the guidelines established in the SOP and, as a result, the adoption of this statement had no effect on the Company's financial position or results of operations.

(3) Inventories

   Inventories are stated at the lower of cost or market, generally using the first-in, first-out (FIFO) method. Inventory cost includes material, labor and overhead.

   Inventories consist of the following (in millions):

                                                March 31, 1999 December 31, 1998
                                                -------------- -----------------
      Raw materials............................     $  255          $  258
      Work-in-process..........................        160             167
      Finished goods...........................      1,050           1,005
                                                    ------          ------
          Total inventories....................     $1,465          $1,430
                                                    ======          ======

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4) Restructuring

   During the first quarter of 1999, the Company utilized $17 million of its restructuring reserves including $2 million related to the 1992 Restructuring Program and $15 million related to the 1998 Restructuring Program. The $17 million reserve usage was primarily for employee termination costs and costs related to closing, selling and downsizing existing facilities as contemplated under the applicable restructuring program. Management believes that the balance of its restructuring reserves are adequate to carry out all activities as outlined under the 1992 and 1998 Restructuring Programs, and the Company anticipates that all actions will be completed by December 31, 1999.

(5) Long-Term Debt

   During the first quarter of 1999, Case Credit(R) Corporation ("Case Credit"), the wholly owned subsidiary of Case Capital issued an aggregate of $250 million of its medium-term notes pursuant to its $1 billion shelf registration statement filed with the Securities and Exchange Commission in May 1998. These fixed-rate notes have maturities that range between 2 and 3 years and bear interest between 5.85% and 6.16%. The net proceeds from these issuances were used to fund Case Capital's growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness.

   During the first quarter of 1999, Case Credit's Canadian subsidiary, Case Credit Ltd, issued C$200 million of its medium-term notes pursuant to a short-form prospectus and prospectus supplement filed with the Canadian Securities Administrators in the fourth quarter of 1998. These notes mature in June 2001 and bear interest at 6.3%. The net proceeds from this issuance were used to fund Case Capital's growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness.

   During the first quarter of 1999, Case Credit Australia Pty Ltd issued A$175 million of its medium-term notes pursuant to its medium-term note program. These notes have maturities that range from twenty-four to thirty months and bear interest based on BBSW for the floating rate notes, and 5.75% for the fixed rate notes. The net proceeds from this issuance were used to fund Case Capital's growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness.

(6) Income Taxes

   On a consolidated basis, the Company's effective income tax rate of 19% for the first quarter of 1999 was lower than the U.S. statutory rate of 35% primarily due to losses in certain foreign jurisdictions for which no immediate tax benefit was recognizable and foreign losses taxed at different rates, partially offset by state tax benefits, research and development tax credits, and the recognition of tax benefits from the Company's foreign sales corporation. For the first quarter of 1998, the Company's consolidated effective tax rate of 32% was lower than the U.S. statutory rate primarily due to reductions in the tax valuation reserves in certain foreign jurisdictions, research and development tax credits and the recognition of tax benefits from the Company's foreign sales corporation, partially offset by state income taxes.

(7) Commitments and Contingencies

 Environmental

   Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations. All available evidence is considered, including prior experience in remediation of contaminated sites, other parties' share of liability at the waste sites and their ability to pay and data concerning the waste sites released by the U.S. Environmental Protection Agency or other organizations. These liabilities are included in

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES the accompanying Balance Sheets at their undiscounted amounts. Recoveries are evaluated separately from the liability and, if appropriate, are recorded separately from the associated liability in the accompanying Balance Sheets.

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

(8) Earnings per Share

   The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations (in millions, except per share data):

                                                                 Three Months
                                                                    Ended
                                                                  March 31,
                                                                 -------------
                                                                  1999   1998
                                                                 ------  -----
Basic
  Net income (loss)............................................. $  (48) $  69
  Less: Preferred stock dividends...............................     (2)    (2)
                                                                 ------  -----
  Net income (loss) after preferred stock dividends............. $  (50) $  67
                                                                 ======  =====
  Weighted-average shares outstanding...........................   72.9   73.9
                                                                 ======  =====
  Basic earnings (loss) per share............................... $(0.68) $0.91
                                                                 ======  =====
Diluted
  Net income (loss)............................................. $  (48) $  69
  Less: Antidilutive preferred stock dividends..................     (2)   N/A
                                                                 ------  -----
  Net income (loss) after antidilutive preferred stock
   dividends.................................................... $  (50) $  69
                                                                 ======  =====
  Weighted-average shares outstanding--Basic....................   72.9   73.9
  Effect of Dilutive Securities (when dilutive):
    Convertible preferred stock.................................    --     3.5
    Stock options...............................................    --     1.0
    Restricted stock............................................    --     0.1
                                                                 ------  -----
  Weighted-average shares outstanding--Diluted..................   72.9   78.5
                                                                 ======  =====
  Diluted earnings (loss) per share............................. $(0.68) $0.88
                                                                 ======  =====

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9) Accumulated Other Comprehensive Income

   The components of accumulated other comprehensive income as of March 31, 1999 and December 31, 1998, are as follows (in millions):

                                                          March 31, December 31,
                                                            1999        1998
                                                          --------- ------------
      Cumulative translation adjustment..................   $(194)     $(112)
      Pension liability adjustment.......................     (47)       (47)
                                                            -----      -----
          Total accumulated other comprehensive income...   $(241)     $(159)
                                                            =====      =====

(10) Segment Information

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

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS--(Concluded)


   A summary of Case's reportable segment information is set forth in the following table (in millions):

                             Three Months
                              Ended March
                                  31,               Three Months Ended
                             -------------- -----------------------------------
                                            June 30, September 30, December 31,
                              1999    1998    1998       1998          1998
                             ------  ------ -------- ------------- ------------
Revenues:
  Net sales
    Agricultural equipment.. $  549  $  783  $1,016     $  888        $  846
    Construction equipment..    535     514     630        530           531
                             ------  ------  ------     ------        ------
      Total net sales.......  1,084   1,297   1,646      1,418         1,377
  Financial services........    109      76      80        108           113
  Other revenues............      8       8       8          8            10
                             ------  ------  ------     ------        ------
      Total................. $1,201  $1,381  $1,734     $1,534        $1,500
                             ======  ======  ======     ======        ======
Segment profit (loss):
  Agricultural equipment.... $  (99) $   41  $  113     $   31        $ (150)
  Construction equipment....     41      49      68         50             9
  Financial services........     20      19      18         25            23
                             ------  ------  ------     ------        ------
      Total................. $  (38) $  109  $  199     $  106        $ (118)
                             ======  ======  ======     ======        ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 First Quarter 1999 vs. First Quarter 1998

Analysis of Results of Operations

 Summary of Revenues

   Case Corporation ("Case" or the "Company") is a leading worldwide designer, manufacturer, marketer and distributor of farm equipment and light- to medium-sized construction equipment and offers a broad array of financial products and services. As used herein, "Case Industrial" refers to the Company's agricultural and construction equipment operations. Case's financial services business is provided through Case Capital Corporation, including its wholly owned subsidiary Case Credit(R) Corporation ("Case Credit") and their subsidiaries and joint ventures (collectively, "Case Capital" or "Financial Services"). Case Capital provides and administers financing for the retail purchase or lease of new and used Case and other agricultural and construction equipment and other products to end-use customers. Case's revenues for the first quarter of 1999 and 1998 were derived from the following sources (in millions):

                                                                   For the Three
                                                                   Months Ended
                                                                     March 31,
                                                                   -------------
                                                                    1999   1998
                                                                   ------ ------
      Revenues:
        Net sales
          Agricultural equipment.................................. $  549 $  783
          Construction equipment..................................    535    514
                                                                   ------ ------
            Total net sales.......................................  1,084  1,297
        Financial services........................................    109     76
        Other revenues............................................      8      8
                                                                   ------ ------
            Total revenues........................................ $1,201 $1,381
                                                                   ====== ======

   Case's sales are derived from the manufacture and distribution of a full line of farm equipment and light- to medium-sized construction equipment, and are affected by worldwide agricultural production and demand, housing starts and other construction levels, commodity prices, government subsidies, weather, interest and exchange rates, industry capacity and equipment levels, and the other factors set forth below under "Outlook." During the first quarter of 1999 and 1998, net sales of Case products were made into the following geographic regions (in millions):

                                                                   For the Three
                                                                   Months Ended
                                                                     March 31,
                                                                   -------------
                                                                    1999   1998
                                                                   ------ ------
      Net sales
        North America............................................. $  647 $  770
        Europe*...................................................    330    383
        Asia Pacific..............................................     66     68
        Latin America.............................................     41     76
                                                                   ------ ------
          Total net sales......................................... $1,084 $1,297
                                                                   ====== ======

--------
*  Includes Africa and Middle East

Revenues

   On a consolidated basis, worldwide revenues decreased $180 million or 13% in the first quarter of 1999 to $1,201 million. Net sales of farm and construction equipment decreased $213 million or 16% to $1,084 million.

The decrease in net sales consists primarily of a 20% volume decrease, partially offset by a 3% increase resulting from the impact of acquisitions and a 1% improvement in price realization.

   Sales in North America were $647 million in the first quarter of 1999 versus $770 million for the same period in 1998. The year-over-year decrease primarily reflects lower sales of tractors and combines, partially offset by increased sales of Case construction equipment, including higher sales of loader/backhoes, skid steers, wheel loaders and trenchers. In Europe, 1999 first quarter sales were $330 million, down 14% from the $383 million reported for the same period in 1998, primarily reflecting decreased sales of combines and loader/backhoes. In the Company's Asia Pacific region, sales were $66 million, down slightly from the $68 million reported during the first quarter of 1998, reflecting weaker economic conditions in that region. In the Company's Latin American region, sales of Case agricultural and construction equipment were $41 million, down 46% from the $76 million reported during the same period in 1998, reflecting ongoing unfavorable economic conditions in Brazil.

   In the first quarter of 1999, Case Capital revenues increased 43% to $109 million, as compared with $76 million during the same period in 1998. This increase was primarily driven by increased finance revenues earned on retail and other notes and finance leases.

Earnings

   The Company recorded a net loss of $(48) million in the first quarter of 1999, as compared to net income of $69 million in 1998. On a diluted basis, the Company reported a per share loss of $(0.68) in the first quarter of 1999, as compared to diluted earnings per share of $0.88 in the same quarter of 1998.

   The Company's industrial operations recorded a loss, before equity income of Case Capital, of $(68) million in the first quarter of 1999 versus income of $50 million in the first quarter of 1998. The Company's first quarter operating results include the impact of aggressive actions initiated by the Company in response to the industry-wide downturn in the agricultural equipment market. The Company has progressively lowered agricultural equipment production to address declining retail demand and is continuing its cost reduction initiatives. The decrease in net income primarily resulted from a 30% decrease in agricultural equipment sales and currency depreciation in Brazil.

   Case's operating loss for the first quarter of 1999 was $(38) million versus operating earnings of $109 million for the same period in 1998. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles, restructuring charges and extraordinary items, including the income of Case Capital on an equity basis. Case Capital recorded net income of $20 million in the first quarter of 1999, as compared to net income of $19 million for the same period in 1998. A reconciliation of Case Industrial's income to operating earnings is as follows (in millions):

                                                                      Case
                                                                   Industrial
                                                                      Three
                                                                     Months
                                                                      Ended
                                                                    March 31,
                                                                   ------------
                                                                   1999   1998
                                                                   -----  -----
      Net income (loss)........................................... $ (48) $  69
      Income tax provision (benefit)..............................   (22)    22
      Interest expense............................................    32     18
                                                                   -----  -----
        Operating earnings (loss)................................. $ (38) $ 109
                                                                   =====  =====

   Consolidated interest expense was $75 million in the first quarter of 1999 as compared to $47 million in the first quarter of 1998. The year-over-year increase in consolidated interest expense primarily reflects higher average debt levels for Case Capital, largely due to the growth in Case Capital's on-balance-sheet receivables and increased equipment on operating leases. In addition, interest expense for Case Industrial increased from $18 million in the first quarter of 1998 to $32 million in the first quarter of 1999, primarily due to increased levels of inventories and receivables as a result of acquisitions and lower retail demand in the agricultural equipment industry.

   On a consolidated basis, the Company's effective tax rate of 19% for the first quarter of 1999 was lower than the U.S. statutory tax rate of 35% primarily due to losses in certain foreign jurisdictions for which no immediate tax benefit was recognizable and foreign losses taxed at different rates, partially offset by state tax benefits, research and development tax credits, and the recognition of tax benefits from the Company's foreign sales corporation. For the first quarter of 1998, the Company's consolidated effective income tax rate of 32% was lower than the U.S. statutory rate primarily due to reductions in the tax valuation reserves in certain foreign jurisdictions, research and development tax credits and recognition of tax benefits from the Company's foreign sales corporation, partially offset by state income taxes.

Business Segment Operating Results

   The following is a discussion of Case Corporation's industry segment operating results. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles, restructuring charges and extraordinary items. Operating earnings for Case Capital are reported on a net income basis.

 Agricultural Equipment

   Operating earnings for Case's worldwide agricultural equipment business decreased from $41 million in the first quarter of 1998 to an operating loss of $(99) million during the first quarter of 1999. The decrease in operating earnings is primarily due to lower agricultural equipment sales in nearly all product categories, particularly high margin, large equipment, and increased selling, general and administrative expenses. Agricultural equipment sales decreased $234 million or 30% in the first quarter of 1999 to $549 million, reflecting the quarter-over-quarter global decline in the agricultural equipment industry. Worldwide sales of high horsepower and four-wheel drive tractors decreased 43% while worldwide sales of combines decreased 62% from the same period last year. The lower retail demand and resulting decrease in dealer orders were due to the continued decline in the near-term fundamentals in the global agricultural market and the ongoing overall economic uncertainties in several emerging markets. In addition, low commodity prices and exports of farm commodities have dropped substantially quarter-over-quarter, affecting large-scale production agriculture. Selling, general and administrative expenses in the first quarter of 1999 increased over the prior year's level primarily due to higher Year 2000 remediation costs and additional bad debt provisions resulting from economic uncertainties in several emerging markets. These decreases in operating earnings were partially offset by benefits from the Company's restructuring actions and ongoing cost improvement initiatives.

 Construction Equipment

   Operating earnings for Case's worldwide construction equipment business decreased from $49 million in the first quarter of 1998 to $41 million in 1999. The decrease in operating earnings is primarily due to increased selling, general and administrative expenses and higher research, development and engineering expenses. Selling, general and administrative expenses increased primarily due to higher quarter-over-quarter Year 2000 remediation and trade show costs. Research, development and engineering expenses increased largely due to expenditures for new product development. Construction equipment sales increased $21 million or 4% in the first quarter of 1999 to $535 million, driven by increases in sales of loader/backhoes, skid steers and trenchers, partially offset by decreased sales of wheel loaders and excavators.

 Financial Services

   Net income for the first quarter of 1999 was $20 million as compared to $19 million for the first quarter of 1998, reflecting higher finance income earned on retail notes and finance leases and increased operating lease income. These increases were partially offset by an increase in the Company's credit loss provision as a result of the significant growth in Case Credit's serviced portfolio. In addition, 1999 first quarter operating results reflect increased interest expense due to higher average on-balance-sheet receivables and increased equipment on operating leases and higher operating expenses in support of Case Capital's growth initiatives, including increased depreciation expense for equipment on operating leases.

Liquidity and Capital Resources

   The discussion of liquidity and capital resources focuses on the balance sheets and statements of cash flows. The Company's operations are capital intensive and subject to seasonal variations in financing requirements for dealer receivables and inventories. Whenever necessary, funds provided from operations are supplemented from external sources.

   In the first quarter of 1999, cash used by operating activities was $277 million. Cash used by the industrial operations and Case Capital during the first quarter was $123 million and $154 million, respectively. The net cash used by operating activities primarily resulted from increased levels of wholesale receivables and inventory, largely as a result of acquisitions, partially offset by depreciation and amortization. Cash used by Case Capital was $154 million as compared to $20 million in 1998, reflecting the year-over-year growth in Case Capital's on-balance-sheet portfolio. In the first quarter of 1998, cash used by operating activities was $389 million. Cash used by the industrial operations of $369 million in the first quarter of 1998 primarily resulted from increased levels of wholesale receivables and inventory, reflecting higher levels of actual and projected sales volumes, as well as the Company's seasonal build-up of inventory for traditionally strong second quarter shipments.

   During the first quarter of 1999 and 1998, cash used by investing activities was $59 million. Case invested $20 million and $24 million in property, plant and equipment during the first quarter of 1999 and 1998, respectively. Cash used by Case Capital included $42 million and $36 million for the purchase of equipment on operating leases during the first quarter of 1999 and 1998, respectively.

   Net cash provided by financing activities was $314 million for the first quarter of 1999, primarily due to the issuance of $491 million of medium-term notes by Case Credit to repay outstanding debt and to fund its growing portfolio. During the first quarter of 1998, net cash provided by financing activities was $348 million, primarily due to the issuance of $279 million of medium-term notes by Case Credit to fund its growing receivable portfolio, as well as a net increase under the Company's short-term debt facilities to fund seasonal inventory builds.

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

Restructuring

   During the first quarter of 1999, the Company utilized $17 million of its restructuring reserves including $2 million related to the 1992 Restructuring Program and $15 million related to the 1998 Restructuring Program. The $17 million reserve usage was primarily for employee termination costs and costs related to closing, selling and downsizing existing facilities as contemplated under the applicable restructuring program. Management believes that the balance of its restructuring reserves are adequate to carry out all activities as outlined under the 1992 and 1998 Restructuring Programs, and the Company anticipates that all actions will be completed by December 31, 1999.

Year 2000

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

   The Company believes, based upon its review and efforts to date, that external and internal remediation costs to be incurred for the modification of internal-use software to address Year 2000 issues will, in the aggregate, approximate $45 million to $50 million. As of March 31, 1999, the Company has incurred approximately $27 million of costs for Year 2000 remediation, and the Company currently anticipates that remaining Year 2000 remediation costs will approximate $17 million for the balance of 1999 and $3 million in 2000. These cost estimates include the costs of external contractors, non-capitalizable purchases of software and hardware, and the direct cost of internal employees working on Year 2000 projects. Case maintains a process that tracks the cost and time of external contractors, however, the Company does not separately track its own internal costs incurred for the Year 2000 project. Internal costs are compiled principally from the related payroll records for those personnel directly working on the Year 2000 effort. The Company's cost estimate does not include the cost of implementing contingency plans, which are in the process of being developed, and also does not include any potential litigation or warranty costs related to Year 2000 issues if the Company's remediation efforts are not successful.

   Case has also undertaken a program to alert its suppliers and dealers of Year 2000 issues. Based on its contacts with suppliers and dealers, the Company believes that a majority of our most important suppliers are Year 2000 compliant, and the Company anticipates that most of its dealers will be Year 2000 compliant by mid-1999. Case will continue to work with its remaining suppliers and its dealers throughout 1999 to secure Year 2000 compliance by December 31, 1999. Based on third-party representations and internal testing, and subject to the Company's ongoing compliance efforts, the costs and uncertainties relating to timely resolution of Year 2000 issues applicable to the Company's business and operations are not reasonably expected by the Company to have a material adverse effect on Case's financial position, cash flows or results of operations. For those suppliers and dealers that have not adequately responded to our Year 2000 concerns, we are following-up to ultimately achieve an acceptable level of compliance within our supply chain. As there can be no assurance that an acceptable level of Year 2000 compliance will be achieved, Case is in the process of developing contingency plans to address potential issues.

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

Outlook

   The market outlook for Case's agricultural and construction equipment and financial services businesses is substantially unchanged from the Company's outlook at the beginning of the year.

   As expected, demand for agricultural equipment continued to decline during the first quarter of 1999. This decrease is the result of low commodity prices, driven principally by three consecutive years of strong-to-record harvests in most major grain crops. Exports of farm commodities dropped substantially last year, adversely affecting large-scale production agriculture farmers. Due to unfavorable economic conditions in Brazil, the agricultural equipment market in Latin America, primarily small tractors, is now projected to be down 10 to 15 percent in 1999. In addition, financing for equipment purchases in emerging markets is expected to remain extremely difficult. As a result of these factors, the Company continues to expect that the worldwide sales of agricultural equipment will be down approximately 8 to 10 percent in 1999.

   The global outlook for the construction equipment market varies by region. In North America, demand should be stable due to a sustained level of housing starts and a continued favorable interest rate environment. The U.S. Highway Bill that will increase infrastructure spending supports this outlook. In Europe, the market is expected to decline moderately in 1999 as anticipated improvements in France and Spain will be offset by lower sales in the United Kingdom, Africa and the Middle East. In Asia Pacific, economic conditions remain weak, but there are indications that markets are stabilizing. Case is further affected by a still weakened Australian dollar, impacting the overall economy and construction activity there. In Latin America, the outlook has dampened considerably given Brazil's currency devaluation. In total, worldwide construction equipment sales in 1999 are expected to be flat to down slightly when compared to the prior year.

   The information included in the "Outlook" section represents forward-looking statements and involves risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The Company's outlook is predominantly based on its interpretation of what it considers key economic assumptions. Crop production and commodity prices are strongly affected by weather and can fluctuate significantly. Housing starts and other construction activity are sensitive to interest rates and government spending. Some of the other significant factors for the Company include general economic and capital market conditions, the cyclical nature of its business, foreign currency movements, the Company's and its customers' access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), the effect of conversion to the Euro, technological difficulties (including Year 2000), changes in environmental laws, and employee and labor relations. Further information concerning factors that could significantly impact expected results is included in the following sections of the Company's Form 10-K/A Annual Report for 1998, as filed with the Securities and Exchange Commission: Business--Employees, Business-- Environmental Matters, Business--Significant International Operations, Business--Seasonality and Production Schedules, Business--Competition, Legal Proceedings, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Derivatives

   The Company uses derivative financial instruments to manage its foreign currency and interest rate exposures. Case does not hold or issue financial instruments for trading purposes. For information regarding Case's foreign currency and interest rate risk management, reference is made to Item 7 and
Note 12 to the Case Financial Statements in the Company's 1998 Annual Report on Form 10-K/A. There has been no material change in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 1998.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings

   For a description of legal proceedings to which the Company is party, see footnote 7 to the Case financial statements included in this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits.

   A list of the exhibits included as part of this Form 10-Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

   (b) Reports on Form 8-K.

   In a Current Report filed on Form 8-K dated January 26, 1999, the Company reported the issuance of a press release disclosing, among other things, 1998 financial results.

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

Date: May 12, 1999

                                 EXHIBIT INDEX

                                                                     Sequential
  Exhibit                                                               Page
  Number                   Description of Exhibits                     Number
  -------                  -----------------------                   ----------
  4        The Company hereby agrees to furnish to the Securities
           and Exchange Commission, upon its request, the
           instruments with respect to its guaranty of certain
           indebtedness issued by its subsidiaries, which
           indebtedness does not exceed 10% of the Company's total
           consolidated assets.
 11        Computation of Earnings Per Share of Common Stock
 12        Computation of Ratio of Earnings to Fixed Charges and
           Preferred Dividends
 27        Financial Data Schedule