Form 10-Q
period 1999-06-30
CASE CORP
filed 1999-08-02
CIK 922321

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

                 For the quarterly period ended June 30, 1999

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

   Common Stock, par value $0.01 per share: 77,820,484 shares outstanding as of June 30, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I--Financial Information
  Case Corporation and Consolidated Subsidiaries--
    Statements of Income..................................................   3
    Balance Sheets........................................................   6
    Statements of Cash Flows..............................................   7
    Statements of Changes in Stockholders' Equity.........................   8
    Notes to Financial Statements.........................................   9
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  17
Part II--Other Information................................................  29
  Item 1. Legal Proceedings...............................................  29
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............  29
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  29

--------
*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                     PART I
                             FINANCIAL INFORMATION

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 and 1998
                      (in millions, except per share data)
                                  (Unaudited)

                                                          Consolidated
                                                   ----------------------------
                                                   Three Months   Six Months
                                                       Ended         Ended
                                                     June 30,      June 30,
                                                   ------------- --------------
                                                    1999   1998   1999    1998
                                                   ------ ------ ------  ------
Revenues:
  Net sales....................................... $1,346 $1,646 $2,430  $2,943
  Interest income and other.......................    124     88    241     172
                                                   ------ ------ ------  ------
                                                    1,470  1,734  2,671   3,115
Costs and Expenses:
  Cost of goods sold..............................  1,094  1,274  2,026   2,293
  Selling, general and administrative.............    163    155    337     301
  Research, development and engineering...........     46     57     95     109
  Interest expense................................     76     57    151     104
  Other, net......................................     28      9     58      24
                                                   ------ ------ ------  ------
Income (loss) before taxes........................     63    182      4     284
Income tax provision (benefit)....................     27     56     16      89
                                                   ------ ------ ------  ------
                                                       36    126    (12)    195
Equity in income--Case Capital....................    --     --     --      --
                                                   ------ ------ ------  ------
Net income (loss)................................. $   36 $  126 $  (12) $  195
                                                   ====== ====== ======  ======
Preferred stock dividends.........................      1      1      3       3
                                                   ------ ------ ------  ------
Net income (loss) to common....................... $   35 $  125 $  (15) $  192
                                                   ====== ====== ======  ======
Per share data:
  Basic earnings (loss) per share................. $ 0.47 $ 1.68 $(0.20) $ 2.59
                                                   ====== ====== ======  ======
  Diluted earnings (loss) per share............... $ 0.46 $ 1.61 $(0.20) $ 2.48
                                                   ====== ====== ======  ======


  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.
   Reference is made to Note 1 for definitions of "Case Industrial" and "Case
                                   Capital."

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                      (in millions, except per share data)
                                  (Unaudited)

                                                      Case Industrial
                                             -----------------------------------
                                                                   Six Months
                                             Three Months Ended    Ended June
                                                  June 30,             30,
                                             -------------------  --------------
                                               1999      1998      1999    1998
                                             --------- ---------  ------  ------
Revenues:
  Net sales................................. $   1,346 $   1,646  $2,430  $2,943
  Interest income and other.................        11         8      21      16
                                             --------- ---------  ------  ------
                                                 1,357     1,654   2,451   2,959
Costs and Expenses:
  Cost of goods sold........................     1,094     1,274   2,026   2,293
  Selling, general and administrative.......       145       143     302     280
  Research, development and engineering.....        46        57      95     109
  Interest expense..........................        33        26      65      44
  Other, net................................        10        (1)     24       6
                                             --------- ---------  ------  ------
Income (loss) before taxes..................        29       155     (61)    227
Income tax provision (benefit)..............        14        47      (8)     69
                                             --------- ---------  ------  ------
                                                    15       108     (53)    158
Equity in income--Case Capital..............        21        18      41      37
                                             --------- ---------  ------  ------
Net income (loss)........................... $      36 $     126  $  (12) $  195
                                             ========= =========  ======  ======


  The accompanying notes to financial statements are an integral part of these
                             Statements of Income.
   Reference is made to Note 1 for definitions of "Case Industrial" and "Case
                                   Capital."

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 and 1998
                     (in millions, except per share data)
                                  (Unaudited)

                                                            Case Capital
                                                      -------------------------
                                                      Three Months  Six Months
                                                          Ended     Ended June
                                                        June 30,        30,
                                                      ------------- -----------
                                                       1999   1998  1999  1998
                                                      ------ ------ ----- -----
Revenues:
  Net sales.......................................... $  --  $  --  $ --  $ --
  Interest income and other..........................    117     80   226   156
                                                      ------ ------ ----- -----
                                                         117     80   226   156
Costs and Expenses:
  Cost of goods sold.................................    --     --    --    --
  Selling, general and administrative................     18     12    35    21
  Research, development and engineering..............    --     --    --    --
  Interest expense...................................     47     31    92    60
  Other, net.........................................     18     10    34    18
                                                      ------ ------ ----- -----
Income (loss) before taxes...........................     34     27    65    57
Income tax provision (benefit).......................     13      9    24    20
                                                      ------ ------ ----- -----
                                                          21     18    41    37
Equity in income--Case Capital.......................    --     --    --    --
                                                      ------ ------ ----- -----
Net income (loss).................................... $   21 $   18 $  41 $  37
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

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1999, AND DECEMBER 31, 1998
                        (in millions, except share data)
                                  (Unaudited)

                             Consolidated          Case Industrial         Case Capital
                         ---------------------- ---------------------- ---------------------
                         June 30,  December 31, June 30,  December 31, June 30, December 31,
         ASSETS            1999        1998       1999        1998       1999       1998
         ------          --------  ------------ --------  ------------ -------- ------------
Current Assets:
 Cash and cash
  equivalents........... $   120     $   142    $    86     $   107     $   34     $   35
 Accounts and notes
  receivable............   2,894       2,476      1,611       1,594      1,291        934
 Inventories............   1,395       1,430      1,395       1,430        --         --
 Deferred income taxes..     269         272        249         252         20         20
 Prepayments and other..      51          49         48          47          3          2
                         -------     -------    -------     -------     ------     ------
   Total current assets.   4,729       4,369      3,389       3,430      1,348        991
                         -------     -------    -------     -------     ------     ------
Long-Term Receivables...   1,943       1,938        153         326      1,762      1,593
Other Assets:
 Investments in joint
  ventures..............      95          98         80          83         15         15
 Investment in Case
  Capital...............     --          --         506         459        --         --
 Equipment on operating
  leases, net...........     511         468        --          --         511        468
 Goodwill and
  intangibles...........     343         358        343         358        --         --
 Other..................     490         373        221         201        296        190
                         -------     -------    -------     -------     ------     ------
   Total other assets...   1,439       1,297      1,150       1,101        822        673
                         -------     -------    -------     -------     ------     ------
Property, Plant and
 Equipment, at cost.....   2,176       2,144      2,170       2,139          6          5
Accumulated
 Depreciation...........  (1,137)     (1,048)    (1,135)     (1,046)        (2)        (2)
                         -------     -------    -------     -------     ------     ------
   Net property, plant
    and equipment.......   1,039       1,096      1,035       1,093          4          3
                         -------     -------    -------     -------     ------     ------
   Total................ $ 9,150     $ 8,700    $ 5,727     $ 5,950     $3,936     $3,260
                         =======     =======    =======     =======     ======     ======
 LIABILITIES AND EQUITY
 ----------------------
Current Liabilities:
 Current maturities of
  long-term debt........ $     9     $     9    $     9     $     9     $  --      $  --
 Short-term debt........   1,487       1,310        739         766        748        550
 Accounts payable.......     566         605        556         625         17         25
 Restructuring
  liability.............      60          99         60          99        --         --
 Other accrued
  liabilities...........     841         847        780         785         61         62
                         -------     -------    -------     -------     ------     ------
   Total current
    liabilities.........   2,963       2,870      2,144       2,284        826        637
                         -------     -------    -------     -------     ------     ------
Long-Term Debt..........   3,478       3,080        971         972      2,507      2,108
Other Liabilities:
 Pension benefits.......     195         205        195         205        --         --
 Other postretirement
  benefits..............     176         161        176         161        --         --
 Other postemployment
  benefits..............      37          37         37          37        --         --
 Other..................     191         153         95          99         96         54
                         -------     -------    -------     -------     ------     ------
   Total other
    liabilities.........     599         556        503         502         96         54
                         -------     -------    -------     -------     ------     ------
Commitments and
 Contingencies (Note 7)
Minority Interest.......       6           7          5           5          1          2
Preferred Stock with
 Mandatory Redemption
 Provisions.............      18          77         18          77        --         --
Stockholders' Equity:
 Common Stock, $0.01
  par value; authorized
  200,000,000 shares,
  issued 82,981,612,
  outstanding
  77,820,484............       1           1          1           1        --         --
 Paid-in capital........   1,524       1,430      1,524       1,430        269        269
 Retained earnings......   1,093       1,116      1,093       1,116        255        214
 Accumulated other
  comprehensive income..    (254)       (159)      (254)       (159)       (18)       (24)
 Unearned compensation
  on restricted stock...     (26)        (31)       (26)        (31)       --         --
 Treasury stock,
  5,161,128 shares, at
  cost..................    (252)       (247)      (252)       (247)       --         --
                         -------     -------    -------     -------     ------     ------
   Total stockholders'
    equity..............   2,086       2,110      2,086       2,110        506        459
                         -------     -------    -------     -------     ------     ------
   Total................ $ 9,150     $ 8,700    $ 5,727     $ 5,950     $3,936     $3,260
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

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (in millions)
                                  (Unaudited)

                                                       Case          Case
                                    Consolidated    Industrial      Capital
                                    --------------  ------------  ------------
                                     Six Months     Six Months    Six Months
                                        Ended          Ended         Ended
                                      June 30,       June 30,      June 30,
                                    --------------  ------------  ------------
                                     1999    1998   1999   1998   1999   1998
                                    ------  ------  -----  -----  -----  -----
Operating activities:
 Net income (loss)................  $  (12) $  195  $ (12) $ 195  $  41  $  37
 Adjustments to reconcile net
  income (loss) to net cash
  provided (used) by operating
  activities:
   Depreciation and amortization..     115      88     81     71     34     17
   Deferred income tax expense
    (benefit).....................      (1)     12     (1)    12    --     --
   Loss on disposal of fixed
    assets........................       2       1      2      1    --     --
   Cash paid for restructuring....     (32)    (21)   (32)   (21)   --     --
   Undistributed (earnings) loss
    of unconsolidated
    subsidiaries..................      (1)     (5)   (42)   (39)   --       1
   Changes in components of
    working capital:
     (Increase) decrease in
      receivables.................    (509)   (501)  (123)  (342)  (342)   (51)
     (Increase) decrease in
      inventories.................     (59)   (293)   (59)  (293)   --     --
     (Increase) decrease in
      prepayments and other
      current assets..............      (4)     (3)    (3)    (3)    (1)   --
     Increase (decrease) in
      payables....................      67      65     33    (47)   (10)     4
     Increase (decrease) in
      accrued liabilities.........      14    (107)    15    (68)    (1)   (39)
   (Increase) decrease in long-
    term receivables..............      30    (246)   175     24   (136)  (263)
   Increase (decrease) in other
    liabilities...................      65      54     24     54     41    --
   Other, net.....................    (170)    (59)   (60)   (18)  (119)   (52)
                                    ------  ------  -----  -----  -----  -----
      Net cash provided (used) by
       operating activities.......    (495)   (820)    (2)  (474)  (493)  (346)
                                    ------  ------  -----  -----  -----  -----
Investing activities:
 Proceeds from the sale of
  businesses and assets...........       4       1      4      1    --     --
 Expenditures for property, plant
  and equipment...................     (52)    (49)   (51)   (49)    (1)   --
 Expenditures for equipment on
  operating leases................     (74)   (189)   --     --     (74)  (189)
 Acquisitions and investments.....       4     (40)     4    (40)   --     --
                                    ------  ------  -----  -----  -----  -----
      Net cash provided (used) by
       investing activities.......    (118)   (277)   (43)   (88)   (75)  (189)
                                    ------  ------  -----  -----  -----  -----
Financing activities:
 Proceeds from the issuance of
  long-term debt..................     493     279    --     --     493    279
 Payment of long-term debt........      (5)     (8)    (5)    (8)   --     --
 Proceeds from the issuance of
  short-term debt.................     125     --     --     --     125    --
 Payment of short-term debt.......     (10)    --     (10)   --     --     --
 Net increase (decrease) in short-
  term revolving credit
  facilities......................     (36)    718     16    508    (52)   210
 Proceeds from the issuance of
  common stock....................      33      46     33     46    --     --
 Repurchases of common stock......     --      (58)   --     (58)   --     --
 Dividends paid (common and
  preferred)......................     (11)    (11)   (11)   (11)   --     --
 Other, net.......................       4      (5)     4     (5)   --     --
                                    ------  ------  -----  -----  -----  -----
      Net cash provided (used) by
       financing activities.......     593     961     27    472    566    489
                                    ------  ------  -----  -----  -----  -----
Effect of foreign exchange rate
 changes on cash and cash
 equivalents......................      (2)     (1)    (3)    (1)     1    --
                                    ------  ------  -----  -----  -----  -----
Increase (decrease) in cash and
 cash equivalents.................  $  (22) $ (137) $ (21) $ (91) $  (1) $ (46)
Cash and cash equivalents,
 beginning of period..............     142     252    107    185     35     67
                                    ------  ------  -----  -----  -----  -----
Cash and cash equivalents, end of
 period...........................  $  120  $  115  $  86  $  94  $  34  $  21
                                    ======  ======  =====  =====  =====  =====
Cash paid during the period for
 interest.........................  $  141  $   92  $  66  $  40  $  81  $  52
                                    ======  ======  =====  =====  =====  =====
Cash paid during the period for
 taxes............................  $   37  $   88  $  26  $  62  $  11  $  26
                                    ======  ======  =====  =====  =====  =====

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

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in millions)
                                  (Unaudited)

                                                                         Accumulated
                                                                            Other
                          Common Paid-in   Unearned   Retained Treasury Comprehensive         Comprehensive
                          Stock  Capital Compensation Earnings  Stock      Income     Total      Income
                          ------ ------- ------------ -------- -------- ------------- ------  -------------
Balance, December 31,
 1997...................   $ 1   $1,334      $(14)     $1,074   $ (96)      $(102)    $2,197
Comprehensive income:
 Net income.............   --       --        --           64     --          --          64      $  64
 Translation
  adjustment............   --       --        --          --      --          (18)       (18)       (18)
 Pension liability
  adjustment, net of
  $15 tax benefit.......   --       --        --          --      --          (39)       (39)       (39)
                                                                                                  -----
   Total................                                                                          $   7
                                                                                                  =====
Dividends declared......   --       --        --          (22)    --          --         (22)
Capital contributions on
 stock issuance.........   --        70       --          --      --          --          70
Recognition of
 compensation on
 restricted stock.......   --       --          8         --      --          --           8
Issuance of restricted
 stock, net of
 forfeitures............   --        26       (25)        --       (2)        --          (1)
Acquisition of treasury
 stock..................   --       --        --          --     (149)        --        (149)
                           ---   ------      ----      ------   -----       -----     ------
Balance, December 31,
 1998...................   $ 1   $1,430      $(31)     $1,116   $(247)      $(159)    $2,110
                           ===   ======      ====      ======   =====       =====     ======
Comprehensive income:
 Net income (loss)......   --       --        --          (12)    --          --         (12)     $ (12)
 Translation
  adjustment............   --       --        --          --      --          (95)       (95)       (95)
                                                                                                  -----
   Total................                                                                          $(107)
                                                                                                  =====
Dividends declared......   --       --        --          (11)    --          --         (11)
Capital contributions on
 stock issuance.........   --        33       --          --      --          --          33
Conversion of Series A
 Cumulative Convertible
 Preferred Stock........   --        59       --          --      --          --          59
Recognition of
 compensation on
 restricted stock.......   --       --          5         --      --          --           5
Issuance of restricted
 stock, net of
 forfeitures............   --         2       --          --       (5)        --          (3)
                           ---   ------      ----      ------   -----       -----     ------
Balance, June 30, 1999..   $ 1   $1,524      $(26)     $1,093   $(252)      $(254)    $2,086
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

   In the opinion of management, the accompanying unaudited financial statements of Case Corporation and Consolidated Subsidiaries contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of June 30, 1999, and the results of operations, changes in stockholders' equity and cash flows for the periods indicated. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K/A. Interim financial results are not necessarily indicative of operating results for an entire year.

(2) Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement must be adopted no later than January 1, 2001, although earlier application is permitted. The Company is evaluating the impact of adopting SFAS No. 133.

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

   Inventories consist of the following (in millions):

                                                           June 30, December 31,
                                                             1999       1998
                                                           -------- ------------
      Raw materials.......................................  $  230     $  258
      Work-in-process.....................................     151        167
      Finished goods......................................   1,014      1,005
                                                            ------     ------
          Total inventories...............................  $1,395     $1,430
                                                            ======     ======

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

(4) Restructuring

 1992 Restructuring Program

   In response to depressed market conditions during the early 1990's, Case embarked on a long-term restructuring program (the "1992 Restructuring Program"). The Company had determined that major structural and strategic changes were necessary in order to reduce fixed costs and excess capacity; focus, discontinue or replace unprofitable and noncompetitive product lines; and restructure product distribution to strengthen Case's competitive position in the global market place.

   An analysis of Case's 1992 Restructuring Program is summarized in the table below (in millions):

                                                        1999 Activity
                                              ---------------------------------
                                               Balance at            Balance at
                                              December 31, Reserves   June 30,
                                                  1998     Utilized*    1999
                                              ------------ --------- ----------
      Employee termination payments..........     $22         $(4)      $18
      Cost related to
       closing/selling/downsizing existing
       facilities............................      11          (3)        8
      Other costs............................       4          (2)        2
                                                  ---         ---       ---
      Total restructuring....................     $37         $(9)      $28
                                                  ===         ===       ===

--------
*Includes currency translation

   During the first six months of 1999, the Company expended $4 million for employee termination payments related to the final severance, outplacement and other benefit payments related to the closure of the Neuss, Germany, facilities. The remaining reserve balance of $18 million for employee termination payments at June 30, 1999, is for costs to complete the outsourcing and rationalization of selected parts production and manufacturing at the Company's component plants in France, as well as the rationalization of company-owned retail stores in Europe.

   During the first half of 1999, the Company expended $3 million for the closure of the Neuss headquarters and administrative offices. The closure of the Neuss headquarters operations has now been completed, and all Neuss administrative operations have been integrated into other existing Case facilities.

   The June 30, 1999, reserve balance of $8 million for costs related to closing/selling/downsizing existing facilities includes all final closure/sale costs for the rationalization of nine company-owned retail stores in Europe. The Company has entered into negotiations for the sale of these stores, and management currently anticipates that all of the stores will be sold/rationalized by December 31, 1999.

   During the first six months of 1999, the Company expended $2 million for legal and professional fees associated with the retail store negotiations and the closure of the Neuss headquarters and administrative offices. The $2 million reserve balance is for remaining legal and professional fees for the rationalization of the nine company-owned retail stores in Europe.

   Management believes that the reserve balance of $28 million at June 30, 1999, is adequate to complete the remaining actions as outlined under the 1992 Restructuring Program, and the Company anticipates that all actions under this program will be completed by December 31, 1999.

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

 1998 Restructuring Program

   In 1998 the worldwide retail demand for agricultural equipment declined significantly from the strong levels of the past several years. To address the global decline in the agricultural equipment industry, Case progressively lowered its agricultural equipment production levels and took a number of aggressive actions to further strengthen the Company's competitive position in the global agricultural equipment industry.

   During the fourth quarter of 1998, the Company recorded a restructuring charge of $132 million ($96 million after tax) related to the announced closure of its Hamilton, Ontario, and Hugo, Minnesota, manufacturing facilities, as well as other actions that include a worldwide workforce reduction, including contract and temporary personnel, of 2,600 (the "1998 Restructuring Program").

   An analysis of Case's 1998 Restructuring Program is summarized in the table below (in millions):

                                  1998 Activity                1999 Activity
                             ----------------------- ---------------------------------
                                 1998                 Balance at            Balance at
                             Restructuring Reserves  December 31, Reserves   June 30,
                                Program    Utilized*     1998     Utilized*    1999
                             ------------- --------- ------------ --------- ----------
Employee termination
 payments..................      $ 58        $ (8)       $50        $(22)      $28
Pension and OPRB costs.....        36         (36)       --          --        --
Writedown of assets:
  Property, plant and
   equipment...............        25         (25)       --          --        --
Cost related to
 closing/selling/downsizing
 existing facilities.......        12          (1)        11          (8)        3
Other costs................         1         --           1         --          1
                                 ----        ----        ---        ----       ---
    Total restructuring....      $132        $(70)       $62        $(30)      $32
                                 ====        ====        ===        ====       ===

--------
*Includes currency translation.

   As of June 30, 1999, the Company's Hamilton, Ontario, manufacturing facility has largely been closed, with final production at this facility to be completed by July 31, 1999. During the second quarter, the Company also completed the closure of its Hugo, Minnesota, manufacturing facility. The Company has integrated the majority of the related product lines from these facilities into other existing Case manufacturing locations in Kansas, Illinois and North Dakota or, in some instances, it has outsourced production.

   The reserve balance of $28 million for employee termination payments at June 30, 1999, represents the remaining cash severance costs to reduce personnel as a result of closing and/or downsizing manufacturing facilities in the United States, Canada, Europe, Australia and Brazil. These termination payments include the cost of severance and contractual benefits in accordance with collective bargaining arrangements and Company policy, and also include costs for outplacement services, medical, supplemental unemployment, and vacation and retirement payments. As of June 30, 1999, the Company had terminated approximately 2,400 people, including contract and temporary personnel, under the 1998 Restructuring Program.

   The reserve balance of $3 million at June 30, 1999, for costs related to closing/selling/downsizing existing facilities, is for remaining facility exit costs for the Hamilton closure. These facility exit costs include employee costs associated with the plant closure after operations cease and related legal and professional expenses. During the first six months of 1999, the Company expended $8 million for closure costs related to Hamilton and Hugo, as well as for costs to terminate dealer contracts as a direct result of downsizing Case agricultural equipment operations in Germany, Brazil and Argentina.

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

   Other costs of $1 million at June 30, 1999, are primarily for incremental legal and professional costs to support the 1998 Restructuring Program.

   Management believes that the restructuring reserve balance of $32 million at June 30, 1999, is adequate to complete all remaining activities as outlined under the 1998 Restructuring Program, and the Company anticipates that all actions under this program will be completed by December 31, 1999.

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

(5) Debt

   During the second quarter of 1999, Case Credit Corporation ("Case Credit"), the wholly owned subsidiary of Case Capital, issued $125 million of its medium-term notes pursuant to its $800 million shelf registration statement filed with the Securities and Exchange Commission in January 1999. These floating-rate notes mature in May 2000 and bear interest based on three-month LIBOR (with an initial interest rate of 5.21%). During the first quarter of 1999, Case Credit issued an aggregate of $250 million of its medium-term notes pursuant to its $1 billion shelf registration statement filed with the Securities and Exchange Commission in May 1998. These fixed-rate notes have maturities that range between two and three years and bear interest between 5.85% and 6.15%.

   During the first quarter of 1999, Case Credit's Canadian subsidiary, Case Credit Ltd., issued C$200 million of its medium-term notes pursuant to a short-form prospectus and prospectus supplement filed with the Canadian Securities Administrators. These notes mature in June 2001 and bear interest at 6.30%.

   Also during the first quarter, Case Credit Australia Pty Ltd issued A$175 million of its medium-term notes pursuant to its medium-term note program. These notes have maturities that range from twenty-four to thirty months and bear interest based on BBSW for the floating-rate notes, and 5.75% for the fixed-rate notes.

   The net proceeds from these issuances were used to fund Case Capital's growth initiatives and for other corporate purposes, including the repayment of short-term indebtedness.

(6) Income Taxes

   Case Industrial's effective income tax rate of 13% for the first six months of 1999 was lower than the U.S. statutory rate of 35% primarily due to losses in certain foreign jurisdictions for which no immediate tax benefit was recognizable and foreign losses taxed at different rates, partially offset by state tax benefits, research and development tax credits, and reductions in the tax valuation reserves in certain foreign jurisdictions. Case Industrial's effective tax rate of 30% for the first six months of 1998 reflects the recognition of tax benefits from the Company's foreign sales corporation, research and development tax credits, and net reductions in the tax valuation reserves in certain foreign jurisdictions, partially offset by state income taxes and foreign income taxed at different rates.

   Case Capital's effective income tax rate of 37% for the first six months of 1999 was slightly higher than the U.S. statutory rate primarily due to foreign income taxed at different rates and state income taxes. For the first six months of 1998, Case Capital's effective tax rate of 35% was equal to the U.S. statutory rate.

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

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

   Case receives from time to time inquiries and/or notices of potential liability at multiple sites that are the subject of remedial activities under Federal or state environmental laws and Case may be required to share in the cost of clean-up. Case is also involved in remediating a number of other sites, including certain of its currently and formerly operated facilities or those assumed through corporate acquisitions. Based upon information currently available, management is of the opinion that any such potential liability or remediation costs will not have a material adverse effect on Case's financial position or results of operations.

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

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

(8) Earnings per Share

   The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations (in millions, except per share data):

                                                      Three
                                                     Months       Six Months
                                                      Ended         Ended
                                                    June 30,       June 30,
                                                   ------------  -------------
                                                   1999   1998    1999   1998
                                                   -----  -----  ------  -----
Basic
  Net income (loss)............................... $  36  $ 126  $  (12) $ 195
  Less: Preferred stock dividends.................    (1)    (1)     (3)    (3)
                                                   -----  -----  ------  -----
  Net income (loss) after preferred stock
   dividends...................................... $  35  $ 125  $  (15) $ 192
                                                   =====  =====  ======  =====
  Weighted-average shares outstanding.............  73.1   73.9    73.0   73.9
                                                   =====  =====  ======  =====
  Basic earnings (loss) per share................. $0.47  $1.68  $(0.20) $2.59
                                                   =====  =====  ======  =====
Diluted
  Net income (loss)............................... $  36  $ 126  $  (12) $ 195
  Less: Antidilutive preferred stock dividends....    (1)   N/A      (3)   N/A
                                                   -----  -----  ------  -----
  Net income (loss) after antidilutive preferred
   stock dividends................................ $  35  $ 126  $  (15) $ 195
                                                   =====  =====  ======  =====
  Weighted-average shares outstanding--Basic......  73.1   73.9    73.0   73.9
  Effect of Dilutive Securities (when dilutive):
    Convertible preferred stock...................   --     3.5     --     3.5
    Stock options.................................   1.3    0.8     --     0.9
    Restricted stock..............................   0.6    0.2     --     0.2
                                                   -----  -----  ------  -----
  Weighted-average shares outstanding--Diluted....  75.0   78.4    73.0   78.5
                                                   =====  =====  ======  =====
  Diluted earnings (loss) per share............... $0.46  $1.61  $(0.20) $2.48
                                                   =====  =====  ======  =====

(9) Accumulated Other Comprehensive Income

   The components of accumulated other comprehensive income as of June 30, 1999 and December 31, 1998, are as follows (in millions):

                                                           June 30, December 31,
                                                             1999       1998
                                                           -------- ------------
      Cumulative translation adjustment...................  $(207)     $(112)
      Pension liability adjustment........................    (47)       (47)
                                                            -----      -----
          Total accumulated other comprehensive income....  $(254)     $(159)
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

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

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

   A summary of Case's reportable segment information is set forth in the following table (in millions):

                                                   Three Months    Six Months
                                                    Ended June     Ended June
                                                        30,            30,
                                                   -------------- --------------
                                                    1999    1998   1999    1998
                                                   ------  ------ ------  ------
Revenues:
  Net sales
    Agricultural equipment........................ $  756  $1,016 $1,305  $1,799
    Construction equipment........................    590     630  1,125   1,144
                                                   ------  ------ ------  ------
      Total net sales.............................  1,346   1,646  2,430   2,943
  Financial services..............................    117      80    226     156
  Other revenues..................................      7       8     15      16
                                                   ------  ------ ------  ------
      Total revenues.............................. $1,470  $1,734 $2,671  $3,115
                                                   ======  ====== ======  ======
Segment profit (loss):
  Agricultural equipment.......................... $   (5) $  113 $ (104) $  154
  Construction equipment..........................     67      68    108     117
  Financial services..............................     21      18     41      37
                                                   ------  ------ ------  ------
      Total....................................... $   83  $  199 $   45  $  308
                                                   ======  ====== ======  ======

(11) Agreement and Plan of Merger

   On May 15, 1999, Case Corporation, a Delaware corporation ("Case"), Fiat S.p.A., a company organized under the laws of Italy, New Holland N.V., a company organized under the laws of the Netherlands, and Fiat Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Fiat ("Merger Sub"), entered into an Agreement and Plan of Merger whereby Merger Sub will merge (the "Merger") with and into Case, with Case as the surviving corporation in the Merger (the "Merger Agreement"). At the effective time of the Merger, each share of Case Common Stock, par value $0.01 per share, outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $55 in cash. Consummation of the Merger is subject to a number of conditions, including (i) the approval and adoption of the Merger Agreement by the stockholders of Case entitled to vote thereon,
(ii) the expiration of all required regulatory waiting periods applicable to the Merger, and (iii) certain other customary conditions.

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(Concluded)


   A Special Meeting of Stockholders will be held on August 17, 1999, for the purpose of considering and voting on a proposal to approve and adopt the Merger Agreement.

(12) Redemption of Series A Cumulative Convertible Preferred Stock

   On June 2, 1999, Case called for the redemption of all 1.5 million outstanding shares of its Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") on July 6, 1999. All holders of Series A Preferred Stock elected to convert each share of such stock into 2.2686 shares of Case Common Stock, prior to the time of redemption. As of June 30, 1999, 1,187,325 shares of Series A Preferred Stock had been so converted into Case Common Stock, and the remaining 312,675 shares of such stock were converted on July 6, 1999.

(13) Subsequent Event

   On July 27, 1999, Case Credit issued $200 million of its commercial paper that was subsequently purchased by a subsidiary of Fiat S.p.A. The commercial paper matures on August 26, 1999, and bears interest at market rates. Also see
Note 11, "Agreement and Plan of Merger."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 1999 vs. Three Months Ended June 30, 1998

Analysis of Results of Operations

 Summary of Revenues

   Case Corporation ("Case" or the "Company") is a leading worldwide designer, manufacturer, marketer and distributor of farm equipment and light- to medium-sized construction equipment and offers a broad array of financial products and services. As used herein, "Case Industrial" refers to the Company's agricultural and construction equipment operations. Case's financial services business is provided through Case Capital Corporation, including its wholly owned subsidiary Case Credit(R) Corporation ("Case Credit") and their subsidiaries and joint ventures (collectively, "Case Capital" or "Financial Services"). Case Capital provides and administers financing for the retail purchase or lease of new and used Case and other agricultural and construction equipment and other products to end-use customers. Case's revenues for the second quarter of 1999 and 1998 were derived from the following sources (in millions):

                                                                   For the Three
                                                                   Months Ended
                                                                     June 30,
                                                                   -------------
                                                                    1999   1998
                                                                   ------ ------
      Revenues:
        Net sales:
          Agricultural equipment.................................. $  756 $1,016
          Construction equipment..................................    590    630
                                                                   ------ ------
            Total net sales.......................................  1,346  1,646
        Financial services........................................    117     80
        Other revenues............................................      7      8
                                                                   ------ ------
            Total revenues........................................ $1,470 $1,734
                                                                   ====== ======

   Case's sales are derived from the manufacture and distribution of a full line of farm equipment and light- to medium-sized construction equipment, and are affected by worldwide agricultural production and demand, housing starts and other construction levels, commodity prices, government subsidies, weather, interest and exchange rates, industry capacity and equipment levels, and the other factors set forth below under "Outlook." During the second quarter of 1999 and 1998, net sales of Case products were made into the following geographic regions (in millions):

                                                                   For the Three
                                                                   Months Ended
                                                                     June 30,
                                                                   -------------
                                                                    1999   1998
                                                                   ------ ------
      Net sales:
        North America............................................. $  722 $  924
        Europe*...................................................    491    557
        Asia Pacific..............................................     73     77
        Latin America.............................................     60     88
                                                                   ------ ------
          Total net sales......................................... $1,346 $1,646
                                                                   ====== ======

--------
   *Includes Africa and Middle East

Revenues

   On a consolidated basis, worldwide revenues decreased $264 million or 15% in the second quarter of 1999 to $1,470 million. Net sales of farm and construction equipment decreased $300 million or 18% to $1,346 million. The decrease in net sales consists of a 19% volume decrease, partially offset by a 1% increase resulting from the impact of acquisitions.

   Sales in North America were $722 million in the second quarter of 1999 versus $924 million for the same period in 1998. The year-over-year decrease primarily reflects lower sales of tractors, combines and loader/backhoes, partially offset by increased sales of cotton pickers and skid steers. In Europe, 1999 second quarter sales were $491 million, down 12% from the $557 million reported in the same period in 1998, primarily reflecting decreased sales of combines and loader/backhoes, partially offset by strong sales of large row-crop tractors. In the Company's Asia Pacific region, sales were $73 million, down slightly from the $77 million reported during the second quarter of 1998, reflecting weaker economic conditions in that region. In the Company's Latin American region, sales of Case agricultural and construction equipment were $60 million, down 32% from the $88 million reported during the same period in 1998, primarily reflecting ongoing unfavorable economic conditions in Brazil.

   In the second quarter of 1999, Case Capital revenues increased 46% to $117 million, as compared to $80 million during the same period in 1998, driven by increased finance revenues earned on retail and other notes and finance leases.

Earnings

   The Company recorded net income of $36 million in the second quarter of 1999, down $90 million from $126 million for the second quarter of 1998. Diluted earnings per share for the second quarter of 1999 was $0.46 as compared to $1.61 per share in the same quarter of 1998, reflecting lower year-over-year net income.

   The Company's industrial operations recorded income, before equity income of Case Capital, of $15 million in the second quarter of 1999 as compared to income of $108 million in the second quarter of 1998. The Company's second quarter operating results include the impact of aggressive actions initiated by the Company in response to the industry-wide downturn in the agricultural equipment market, as well as incremental expenses associated with the proposed business merger of Case and New Holland N.V. Also see Note 11, "Agreement and Plan of Merger." The Company continues to progressively lower agricultural equipment production to address declining retail demand and is continuing its cost reduction initiatives. The decrease in net income primarily resulted from lower agricultural equipment sales, particularly higher margin, large agricultural equipment.

   Case's operating earnings for the second quarter of 1999 were $83 million as compared to $199 million for the same period in 1998. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles, restructuring charges and extraordinary items, including the income of Case Capital on an equity basis. Case Capital recorded net income of $21 million in the second quarter of 1999, as compared to net income of $18 million for the same period in 1998. A reconciliation of Case Industrial's income to operating earnings is as follows (in millions):

                                                                Case Industrial
                                                                 Three Months
                                                                     Ended
                                                                   June 30,
                                                                -----------------
                                                                 1999     1998
                                                                -------  --------
      Net income............................................... $    36  $    126
      Income tax provision.....................................      14        47
      Interest expense.........................................      33        26
                                                                -------  --------
        Operating earnings..................................... $    83  $    199
                                                                =======  ========

   Consolidated interest expense was $76 million in the second quarter of 1999 as compared to $57 million in the second quarter of 1998. The year-over-year increase in consolidated interest expense primarily reflects higher average debt levels for Case Capital, largely due to the growth in Case Capital's on-balance-sheet receivables and increased equipment on operating leases. Interest expense for Case Industrial increased from $26 million in the second quarter of 1998 to $33 million in the second quarter of 1999.

Business Segment Operating Results

   The following is a discussion of Case Corporation's industry segment operating results. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles, restructuring charges and extraordinary items. Operating earnings for Case Capital are reported on a net income basis.

 Agricultural Equipment

   Operating earnings for Case's worldwide agricultural equipment business decreased from $113 million in the second quarter of 1998 to an operating loss of $(5) million during the second quarter of 1999. The decrease in operating earnings is primarily due to lower agricultural equipment sales in nearly all product categories, particularly higher margin, large equipment, partially offset by lower research, development and engineering expenses due to project reprioritization and reductions in discretionary spending. Agricultural equipment sales decreased $260 million or 26% in the second quarter of 1999 to $756 million, reflecting the year-over-year global decline in the agricultural equipment industry. Worldwide sales of high horsepower and four-wheel drive tractors decreased 42% while worldwide sales of combines decreased 35% from the same period last year. The lower retail demand and resulting decrease in dealer orders were due to the continued decline in the global agricultural market and the ongoing overall economic uncertainties in several emerging markets. In addition, commodity prices and exports of farm commodities have dropped substantially year-over-year, affecting large-scale production agriculture.

 Construction Equipment

   Operating earnings for Case's worldwide construction equipment business were $67 million in the second quarter of 1999 as compared to $68 million in the second quarter of 1998. The slight year-over-year decrease in operating earnings is primarily due to lower construction equipment sales in nearly all product categories. Construction equipment sales decreased $40 million or 6% in the second quarter of 1999 to $590 million, driven by decreased sales of loader/backhoes and wheel loaders, partially offset by increased sales of skid steers.

 Financial Services

   Net income for the second quarter of 1999 was $21 million as compared to $18 million for the second quarter of 1998, reflecting higher finance income earned on retail and other notes and finance leases and increased operating lease income. These increases were partially offset by an increase in the Company's credit loss provision as a result of the significant growth in Case Credit's serviced portfolio. In addition, 1999 second quarter operating results reflect increased interest expense due to higher average on-balance-sheet receivables and increased equipment on operating leases, as well as higher operating expenses in support of Case Capital's growth initiatives, including increased depreciation expense for equipment on operating leases.

Six Months Ended June 30, 1999 vs. Six Months Ended June 30, 1998

Analysis of Results of Operations

 Summary of Revenues

   Case's revenues for the first six months of 1999 and 1998 were derived from the following sources (in millions):

                                                             For the Six Months
                                                               Ended June 30,
                                                             -------------------
                                                               1999      1998
                                                             --------- ---------
      Revenues:
        Net sales:
          Agricultural equipment............................ $   1,305 $   1,799
          Construction equipment............................     1,125     1,144
                                                             --------- ---------
            Total net sales.................................     2,430     2,943
        Financial services..................................       226       156
        Other revenues......................................        15        16
                                                             --------- ---------
            Total revenues.................................. $   2,671 $   3,115
                                                             ========= =========

   During the fist six months of 1999 and 1998, net sales of Case products were made into the following geographic regions (in millions):

                                                             For the Six Months
                                                               Ended June 30,
                                                             -------------------
                                                               1999      1998
                                                             --------- ---------
      Net sales:
        North America....................................... $   1,369 $   1,694
        Europe*.............................................       821       940
        Asia Pacific........................................       139       145
        Latin America.......................................       101       164
                                                             --------- ---------
          Total net sales................................... $   2,430 $   2,943
                                                             ========= =========

--------
   *Includes Africa and Middle East

Revenues

   On a consolidated basis, worldwide revenues decreased $444 million or 14% in the first six months of 1999 to $2,671 million. Net sales of farm equipment and construction equipment decreased $513 million or 17% to $2,430 million. The decrease in net sales consists of a 19% volume decrease and a 1% negative exchange impact, partially offset by a 2% increase resulting from the impact of acquisitions and a 1% improvement in price realization.

   Sales in North America were $1,369 million in the first six months of 1999 versus $1,694 million for the same period in 1998. The year-over-year decrease primarily reflects lower sales of tractors and combines, partially offset by increased sales of loader/backhoes, skid steers and cotton pickers. In Europe, sales for the first six months of 1999 were $821 million, down 13% from the $940 million reported in the same period in 1998, primarily reflecting decreased sales of combines, low horsepower tractors and loader/backhoes, partially offset by increased sales of large row-crop tractors and excavators. In the Company's Asia Pacific region, sales were $139 million, down slightly from the $145 million reported during the first six months of 1998, reflecting weaker economic conditions in that region. In the Company's Latin American region, sales of Case agricultural and construction equipment were $101 million, down 38% from the $164 million reported during the same period in 1998, reflecting ongoing unfavorable economic conditions in Brazil.

   In the first six months of 1999, Case Capital revenues increased 45% to $226 million, as compared to $156 million during the same period in 1998, primarily driven by increased finance revenues earned on retail and other notes and finance leases.

Earnings

   The Company recorded a net loss of $(12) million in the first six months of 1999, as compared to net income of $195 million in 1998. On a diluted basis, the Company reported a per share loss of $(0.20) in the first six months of 1999, as compared to diluted earnings per share of $2.48 in the same period of 1998.

   The Company's industrial operations recorded a loss, before equity income of Case Capital, of $(53) million in the first six months of 1999, as compared to income of $158 million in the same period of 1998. The Company's six month operating results include the impact of aggressive actions initiated by the Company in response to the industry-wide downturn in the agricultural equipment market. The Company has progressively lowered agricultural equipment production to address declining retail demand and is continuing its cost reduction initiatives. The decrease in net income primarily resulted from a 27% decrease in agricultural equipment sales, as well as currency depreciation in Brazil.

   Case's operating earnings for the first six months of 1999 were $45 million, as compared to $308 million for the same period in 1998. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles, restructuring charges and extraordinary items, including the income of Case Capital on an equity basis. Case Capital recorded net income of $41 million in the first six months of 1999, as compared to net income of $37 million for the same period in 1998. A reconciliation of Case Industrial's income to operating earnings is as follows (in millions):

                                                               Case Industrial
                                                                 Six Months
                                                               Ended June 30,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
      Net income (loss)....................................... $   (12) $   195
      Income tax provision (benefit)..........................      (8)      69
      Interest expense........................................      65       44
                                                               -------  -------
        Operating earnings.................................... $    45  $   308
                                                               =======  =======

   Consolidated interest expense was $151 million in the first six months of 1999, as compared to $104 million in the first six months of 1998. The year-over-year increase in consolidated interest expense primarily reflects higher average debt levels for Case Capital, largely due to the growth in Case Capital's on-balance-sheet receivables and increased equipment on operating leases. Case Industrial's interest expense was $65 million in the first six months of 1999 versus $44 million in the comparable period of 1998.

   Case Industrial's effective income tax rate of 13% for the first six months of 1999 was lower than the U.S. statutory rate of 35% primarily due to losses in certain foreign jurisdictions for which no immediate tax benefit was recognizable and foreign losses taxed at different rates, partially offset by state tax benefits, research and development tax credits, and reductions in the tax valuation reserves in certain foreign jurisdictions. Case Industrial's effective tax rate of 30% for the first six months of 1998 reflects the recognition of tax benefits from the Company's foreign sales corporation, research and development tax credits, and net reductions in the tax valuation reserves in certain foreign jurisdictions, partially offset by state income taxes and foreign income taxed at different rates.

   Case Capital's effective income tax rate of 37% for the first six months of 1999 was slightly higher than the U.S. statutory rate primarily due to foreign income taxed at different rates and state income taxes. For the first six months of 1998, Case Capital's effective tax rate of 35% was equal to the U.S. statutory rate.

Business Segment Operating Results

   The following is a discussion of Case Corporation's industry segment operating results. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles, restructuring charges and extraordinary items. Operating earnings for Case Capital are reported on a net income basis.

 Agricultural Equipment

   Operating earnings for Case's worldwide agricultural equipment business decreased from $154 million in the first six months of 1998 to an operating loss of $(104) million in 1999. The decrease in operating earnings is primarily due to significantly lower year-over-year agricultural equipment sales in nearly all product categories, particularly high margin, large equipment, and increased selling, general and administrative expenses. Agricultural equipment sales decreased $494 million or 27% in the first six months of 1999 to $1,305 million, reflecting the dramatic year-over-year global decline in the agricultural equipment industry. Worldwide sales of high horsepower and four-wheel drive tractors decreased 43% while worldwide sales of combines decreased 48% from the same period last year. The lower retail demand and resulting decrease in dealer orders were due to the continued decline in the global agricultural market and the overall economic uncertainties in several emerging markets. In addition, commodity prices and exports of farm commodities have dropped substantially year-over-year, affecting large-scale production agriculture. Selling, general and administrative expenses in the first six months of 1999 increased over the prior year's level primarily due to additional bad debt provisions resulting from economic uncertainties in several emerging markets. These decreases in operating earnings were partially offset by lower research, development and engineering expenses due to project reprioritization and reductions in discretionary spending, as well as benefits from the Company's restructuring actions and ongoing cost improvement initiatives.

 Construction Equipment

   Operating earnings for Case's worldwide construction equipment business decreased from $117 million in the first six months of 1998 to $108 million in 1999. The decrease in operating earnings is primarily due to the year-over-year decline in construction equipment sales and increased selling, general and administrative expenses, largely due to higher year-over-year advertising and trade show costs. Research, development and engineering expenses also increased year-over-year largely due to expenditures for new product development. Construction equipment sales decreased $19 million or 2% in the first six months of 1999 to $1,125 million, primarily due to decreased sales of wheel loaders and loader/backhoes, partially offset by increased sales of skid steers and trenchers.

 Financial Services

   Net income for the first six months of 1999 was $41 million as compared to $37 million for the first six months of 1998, reflecting higher finance income earned on retail and other notes and finance leases and increased operating lease income. These increases were partially offset by an increase in the Company's credit loss provision as a result of the significant growth in Case Credit's serviced portfolio. In addition, operating results for the first six months of 1999 reflected increased interest expense due to higher average on-balance-sheet receivables and increased equipment on operating leases, as well as higher operating expenses in support of Case Capital's growth initiatives, including increased depreciation expense for equipment on operating leases.

Liquidity and Capital Resources

   The discussion of liquidity and capital resources focuses on the balance sheets and statements of cash flows. The Company's operations are capital intensive and subject to seasonal variations in financing requirements for dealer receivables and inventories. Whenever necessary, funds provided from operations are supplemented from external sources.

   In the first six months of 1999, cash used by operating activities was $495 million. Cash used by Case Industrial and Case Capital during the first six months was $2 million and $493 million, respectively. Net cash used by operating activities primarily resulted from increased levels of wholesale receivables and inventory. Net cash used by operating activities in the first six months of 1999 was also impacted by higher year-over-year expenditures for restructuring activities, including expenditures related to the closing of the Company's Hamilton, Ontario, and Hugo, Minnesota, manufacturing facilities. These uses of cash were partially offset by depreciation and amortization. Cash used by Case Capital was $493 million as compared to $346 million in 1998, reflecting the year-over-year growth in Case Capital's on-balance-sheet portfolio. In the first six months of 1998, cash used by operating activities was $820 million. Cash used by Case Industrial and Case Capital during the first six months of 1998 was $474 million and $346 million, respectively. The net cash used by operating activities primarily resulted from increased levels of wholesale receivables and inventory, partially offset by net income and depreciation and amortization. The increase in wholesale and retail receivables primarily reflects increased levels of on-balance-sheet receivables as part of Case Capital's growth initiatives. The increase in inventories reflects the impact of 1997 acquisitions and increased inventory for impending shipments to the former Soviet Union in the third quarter of 1998.

   Net cash used by investing activities was $118 million and $277 million for the first six months of 1999 and 1998, respectively. Case invested $52 million and $49 million in property, plant and equipment during the first six months of 1999 and 1998, respectively. Cash used by Case Capital included $74 million and $189 million for the purchase of equipment on operating leases during the first six months of 1999 and 1998, respectively.

   Net cash provided by financing activities was $593 million for the first six months of 1999, primarily due to the issuance of $618 million of medium-term notes by Case Credit to repay outstanding debt and to fund its growing portfolio. Net cash provided by financing activities was $961 million for the first six months of 1998 and was primarily used to support increased levels of receivables and inventories. During the first six months of 1998, Case Capital issued an aggregate of $279 million of medium-term notes. The net proceeds from the medium-term note issuances were used to fund Case Capital's growth initiatives and for other corporate purposes, including the repayment of indebtedness.

Future Liquidity and Capital Resources

   The Company has various lines of credit and liquidity facilities that include borrowings under both committed credit facilities and uncommitted lines of credit. The Company also has the ability to issue commercial paper in the United States, Canada, Europe and Australia. Under the terms of the Company's commercial paper programs, the principal amount of the commercial paper outstanding, combined with the amounts outstanding under the applicable revolving credit facility, cannot exceed the total amount available under the revolving credit facility.

   The Company maintains sufficient committed lines of credit and liquidity facilities to cover its expected funding needs on both a short-term and long-term basis. The Company manages its aggregate short-term borrowings so as not to exceed its availability under its committed lines of credit. The Company accesses short-term debt markets, predominantly through commercial paper issuances and uncommitted credit facilities, to fund its short-term financing requirements and to ensure near-term liquidity. As funding needs are determined to be of a longer-term nature, the Company may access medium- and long-term debt markets, as appropriate and as available, to refinance short-term borrowings and, thus, replenish its short-term liquidity. The Company's long-term financing strategy is to maintain continuous access to the debt and equity capital markets to accommodate its liquidity needs. Whenever necessary, funds provided from operations are supplemented from external borrowing sources.

Restructuring

 1992 Restructuring Program

   In response to depressed market conditions during the early 1990's, Case embarked on a long-term restructuring program (the "1992 Restructuring Program"). The Company had determined that major structural and strategic changes were necessary in order to reduce fixed costs and excess capacity; focus, discontinue or replace unprofitable and noncompetitive product lines; and restructure product distribution to strengthen Case's competitive position in the global market place.

   An analysis of Case's 1992 Restructuring Program is summarized in the table below (in millions):

                                                        1999 Activity
                                              ---------------------------------
                                               Balance at            Balance at
                                              December 31, Reserves   June 30,
                                                  1998     Utilized*    1999
                                              ------------ --------- ----------
      Employee termination payments..........     $22         $(4)      $18
      Cost related to
       closing/selling/downsizing existing
       facilities............................      11          (3)        8
      Other costs............................       4          (2)        2
                                                  ---         ---       ---
      Total restructuring....................     $37         $(9)      $28
                                                  ===         ===       ===

--------
*Includes currency translation

   During the first six months of 1999, the Company expended $4 million for employee termination payments related to the final severance, outplacement and other benefit payments related to the closure of the Neuss, Germany, facilities. The remaining reserve balance of $18 million for employee termination payments at June 30, 1999, is for costs to complete the outsourcing and rationalization of selected parts production and manufacturing at the Company's component plants in France, as well as the rationalization of company-owned retail stores in Europe.

   During the first half of 1999, the Company expended $3 million for the closure of the Neuss headquarters and administrative offices. The closure of the Neuss headquarters operations has now been completed, and all Neuss administrative operations have been integrated into other existing Case facilities.

   The June 30, 1999, reserve balance of $8 million for costs related to closing/selling/downsizing existing facilities includes all final closure/sale costs for the rationalization of nine company-owned retail stores in Europe. The Company has entered into negotiations for the sale of these stores, and management currently anticipates that all of the stores will be sold/rationalized by December 31, 1999.

   During the first six months of 1999, the Company expended $2 million for legal and professional fees associated with the retail store negotiations and the closure of the Neuss headquarters and administrative offices. The $2 million reserve balance is for remaining legal and professional fees for the rationalization of the nine company-owned retail stores in Europe.

   Management believes that the reserve balance of $28 million at June 30, 1999, is adequate to complete the remaining actions as outlined under the 1992 Restructuring Program, and the Company anticipates that all actions under this program will be completed by December 31, 1999.

 1998 Restructuring Program

   In 1998 the worldwide retail demand for agricultural equipment declined significantly from the strong levels of the past several years. To address the global decline in the agricultural equipment industry, Case progressively lowered its agricultural equipment production levels and took a number of aggressive actions to further strengthen the Company's competitive position in the global agricultural equipment industry.

   During the fourth quarter of 1998, the Company recorded a restructuring charge of $132 million ($96 million after tax) related to the announced closure of its Hamilton, Ontario, and Hugo, Minnesota, manufacturing facilities, as well as other actions that include a worldwide workforce reduction, including contract and temporary personnel, of 2,600 (the "1998 Restructuring Program").

   An analysis of Case's 1998 Restructuring Program is summarized in the table below (in millions):

                                  1998 Activity                1999 Activity
                             ----------------------- ---------------------------------
                                 1998                 Balance at            Balance at
                             Restructuring Reserves  December 31, Reserves   June 30,
                                Program    Utilized*     1998     Utilized*    1999
                             ------------- --------- ------------ --------- ----------
Employee termination
 payments..................      $ 58        $ (8)       $50        $(22)      $28
Pension and OPRB costs.....        36         (36)       --          --        --
Writedown of assets:
  Property, plant and
   equipment...............        25         (25)       --          --        --
Cost related to
 closing/selling/downsizing
 existing facilities.......        12          (1)        11          (8)        3
Other costs................         1         --           1         --          1
                                 ----        ----        ---        ----       ---
    Total restructuring....      $132        $(70)       $62        $(30)      $32
                                 ====        ====        ===        ====       ===

--------
   *Includes currency translation.

   As of June 30, 1999, the Company's Hamilton, Ontario, manufacturing facility has largely been closed, with final production at this facility to be completed by July 31, 1999. During the second quarter, the Company also completed the closure of its Hugo, Minnesota, manufacturing facility. The Company has integrated the majority of the related product lines from these facilities into other existing Case manufacturing locations in Kansas, Illinois and North Dakota or, in some instances, it has outsourced production.

   The reserve balance of $28 million for employee termination payments at June 30, 1999, represents the remaining cash severance costs to reduce personnel as a result of closing and/or downsizing manufacturing facilities in the United States, Canada, Europe, Australia and Brazil. These termination payments include the cost of severance and contractual benefits in accordance with collective bargaining arrangements and Company policy, and also include costs for outplacement services, medical, supplemental unemployment, and vacation and retirement payments. As of June 30, 1999, the Company had terminated approximately 2,400 people, including contract and temporary personnel, under the 1998 Restructuring Program.

   The reserve balance of $3 million at June 30, 1999, for costs related to closing/selling/downsizing existing facilities, is for remaining facility exit costs for the Hamilton closure. These facility exit costs include employee costs associated with the plant closure after operations cease and related legal and professional expenses. During the first six months of 1999, the Company expended $8 million for closure costs related to Hamilton and Hugo, as well as for costs to terminate dealer contracts as a direct result of downsizing Case agricultural equipment operations in Germany, Brazil and Argentina.

   Other costs of $1 million at June 30, 1999, are primarily for incremental legal and professional costs to support the 1998 Restructuring Program.

   Management believes that the restructuring reserve balance of $32 million at June 30, 1999, is adequate to complete all remaining activities as outlined under the 1998 Restructuring Program, and the Company anticipates that all actions under this program will be completed by December 31, 1999.

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

   The Company believes, based upon its review and efforts to date, that external and internal remediation costs to be incurred for the modification of internal-use software to address Year 2000 issues will, in the aggregate, approximate $40 million to $45 million. As of June 30, 1999, the Company has incurred approximately $31 million of costs for Year 2000 remediation, and the Company currently anticipates that remaining Year 2000 remediation costs will approximate $9 million for the balance of 1999 and $3 million in

2000. These cost estimates include the costs of external contractors, non-capitalizable purchases of software and hardware, and the direct cost of internal employees working on Year 2000 projects. Case maintains a process that tracks the cost and time of external contractors, however, the Company does not separately track its own internal costs incurred for the Year 2000 project. Internal costs are compiled principally from the related payroll records for those personnel directly working on the Year 2000 effort. The Company's cost estimate does not include the cost of implementing contingency plans, which are in the process of being developed, and also does not include any potential litigation or warranty costs related to Year 2000 issues if the Company's remediation efforts are not successful.

   Case has also undertaken a program to alert its suppliers and dealers of Year 2000 issues. Based on its contacts with suppliers and dealers, the Company believes that a majority of our most important suppliers are Year 2000 compliant, and the Company anticipates that most of its dealers will be Year 2000 compliant by September 30, 1999. Case will continue to work with its remaining suppliers and its dealers throughout 1999 to secure Year 2000 compliance by December 31, 1999. Based on third-party representations and internal testing, and subject to the Company's ongoing compliance efforts, the costs and uncertainties relating to timely resolution of Year 2000 issues applicable to the Company's business and operations are not reasonably expected by the Company to have a material adverse effect on Case's financial position, cash flows or results of operations. For those suppliers and dealers that have not adequately responded to our Year 2000 concerns, we are following up to ultimately achieve an acceptable level of compliance within our supply chain. As there can be no assurance that an acceptable level of Year 2000 compliance will be achieved, Case is in the process of developing contingency plans to address potential issues.

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

   Based upon Case's review and efforts to date, the Company currently anticipates completion of critical Year 2000 compliance issues by September 30, 1999, and the Company plans to continue integration testing throughout the balance of 1999. If Case's Year 2000 compliance efforts, as well as the efforts of the Company's suppliers and dealers, individually and in the aggregate, are not successful, it could have a material adverse effect on the Company's financial position, cash flows and results of operations. Factors that could cause actual results to differ include unanticipated supplier or dealer failures, disruption of utilities, transportation or telecommunications breakdowns, foreign or domestic governmental failures, as well as unanticipated failures on our part to address Year 2000 related issues. The Company's most reasonably likely worst case scenario in light of these risks would involve a potential loss in sales resulting from order, production and shipping delays throughout the Company's supply chain caused by Year 2000 related disruptions. The degree of sales loss impact would depend on the severity of the disruption, the time required to correct it, whether the sales loss was temporary or permanent, and the degree to which our primary competitors were also impacted by the disruption. The Company is in the process of developing Year 2000 contingency plans that will be designed to mitigate the impact on the Company if its Year 2000 compliance efforts are not successful. The Company's contingency plans are targeted for a September 30, 1999 completion, with plan audits and testing to continue throughout the balance of 1999. Case's contingency plans may include the use of alternative systems and non-computerized approaches to our business including manual procedures for machine operation, collecting and reporting of its business information, as well as alternative sources of supply. At this time, the Company has not determined whether it will be necessary to stockpile inventory or supplies as part of its contingency plans.

   The information included in this "Year 2000" section represents forward-looking statements and involves risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

Outlook

   The market conditions for Case's agricultural and construction equipment and financial services businesses vary by regions of the world.

   Demand for agricultural equipment continued to decline during the second quarter of 1999. This decline is the result of low commodity prices, driven by high grain stock levels and lower exports of farm commodities to Asia and other markets. The decline in exports has particularly affected large-scale, production agriculture farmers. Strong spring plantings and favorable growing conditions have resulted in an improved 1999 harvest outlook. In addition, financing for equipment purchases in emerging markets is expected to remain extremely difficult. As a result of these factors, the Company now expects retail sales of higher margin, production agricultural equipment in North America to decline by approximately 35 percent in 1999, while worldwide sales of agricultural equipment are expected to remain at approximately 8 to 10 percent lower than the previous year.

   The global outlook for the construction equipment market differs by region. In North America, demand is stable due to continued strong housing construction activity and increased infrastructure spending in the United States. Interest rate conditions remain favorable for construction activity. In Europe, the market has improved over previous expectations as stronger market conditions in France and the United Kingdom are expected to keep sales steady with last year, despite declines in Germany and the Africa/Middle East region. In the Asia Pacific region, business conditions have stabilized and the company expects construction equipment sales to rise slightly from low 1998 levels. In Latin America, construction activity continues to be markedly lower as government spending and commercial privatization has slowed due to economic conditions there, principally in Brazil. In total, worldwide construction equipment sales in 1999 are expected to remain unchanged from 1998 levels.

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

Derivatives

   The Company uses derivative financial instruments to manage its foreign currency and interest rate exposures. Case does not hold or issue financial instruments for trading purposes. For information regarding Case's foreign currency and interest rate risk management, reference is made to Item 7 and
Note 12 to the Case Financial Statements in the Company's 1998 Annual Report on Form 10-K/A. There has been no material change in the Company's market risk exposures that affect the quantitative and qualitative disclosures as presented as of December 31, 1998.

Agreement and Plan of Merger

   On May 15, 1999, Case Corporation, a Delaware corporation ("Case"), Fiat S.p.A., a company organized under the laws of Italy, New Holland N.V., a company organized under the laws of the Netherlands, and Fiat Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Fiat ("Merger Sub"), entered into an Agreement and Plan of Merger whereby Merger Sub will merge (the "Merger") with and into Case, with Case as the surviving corporation in the Merger (the "Merger Agreement"). At the effective time of the Merger, each share of Case Common Stock, par value $0.01 per share, outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $55 in cash. Consummation of the Merger is subject to a number of conditions, including (i) the approval and adoption of the Merger Agreement by the stockholders of Case entitled to vote thereon,
(ii) the expiration of all required regulatory waiting periods applicable to the Merger, and (iii) certain other customary conditions.

   A Special Meeting of Stockholders will be held on August 17, 1999, for the purpose of considering and voting on a proposal to approve and adopt the Merger Agreement.

Redemption of Series A Cumulative Convertible Preferred Stock

   On June 2, 1999, Case called for the redemption of all 1.5 million outstanding shares of its Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") on July 6, 1999. All holders of Series A Preferred Stock elected to convert each share of such stock into 2.2686 shares of Case Common Stock prior to the time of redemption. As of June 30, 1999, 1,187,325 shares of Series A Preferred Stock had been so converted into Case Common Stock, and the remaining 312,675 shares of such stock were converted on July 6, 1999.

Subsequent Event

   On July 27, 1999, Case Credit issued $200 million of its commercial paper that was subsequently purchased by a subsidiary of Fiat S.p.A. The commercial paper matures on August 26, 1999, and bears interest at market rates.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings

   For a description of legal proceedings to which the Company is party, see footnote 7 to the Case financial statements included in this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Stockholders of the Company was held on May 12, 1999. At the meeting, stockholders voted upon (i) the election of a Board of Directors to serve until the 2000 Annual Meeting of Stockholders and until their successors are elected and have qualified, (ii) the Case Corporation Employee Stock Purchase Plan as amended, and (iii) the appointment of Arthur Andersen LLP as independent public accountants for the year 1999. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There were 64,320,474 shares of common stock present at the meeting in person or by proxy, each such share being entitled to one vote on each matter being voted upon.

   There was no solicitation in opposition to management's nominees for director as listed in the proxy statement for the meeting and all such nominees were elected by the following vote:

      Nominee                                          Votes For  Votes Withheld
      -------                                          ---------- --------------
      Pei-yuan Chia................................... 63,587,744     732,730
      Ronald E. Goldsberry............................ 63,598,291     722,183
      Jeffery T. Grade................................ 63,580,233     740,241
      Thomas R. Hodgson............................... 63,599,994     720,480
      Katherine M. Hudson............................. 63,594,820     725,654
      Gerald Rosenfeld................................ 63,276,626   1,043,848
      Jean-Pierre Rosso............................... 63,575,303     745,171
      Theodore R. Tetzlaff............................ 63,215,980   1,104,494

   The Case Corporation Employee Stock Purchase Plan as amended was approved by the following vote:

      Votes For                    Votes Against                                   Abstentions
      ---------                    -------------                                   -----------
      55,388,444                     8,803,211                                       128,819

   The appointment of Arthur Andersen LLP as independent public accountants was approved by the following vote:

      Votes For                    Votes Against                                   Abstentions
      ---------                    -------------                                   -----------
      64,008,003                      116,160                                        196,311

   There were no broker non-votes on any of the aforementioned matters at the meeting.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits.

   A list of the exhibits included as part of this Form 10-Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

   (b) Reports on Form 8-K.

   In a Current Report on Form 8-K dated April 19, 1999, the Company reported the issuance of a press release disclosing, among other things, its unaudited financial results for the quarter ended March 31, 1999.

   In a Current Report on Form 8-K dated May 15, 1999, the Company reported (i) the Agreement and Plan of Merger, dated as of May 15, 1999, by and among Case Corporation, Fiat S.p.A., New Holland N.V. and Fiat Acquisition Corporation and Amendment No. 2 to the Rights Agreement, dated as of December 8, 1995, between Case Corporation and First Chicago Trust Company of New York, as Rights Agent and (ii) the issuance of a press release on May 17, 1999 disclosing the existence of said Agreement and Plan of Merger.

   In a Current Report on Form 8-K dated June 2, 1999, the Company reported the issuance of a press release disclosing, among other things, the Company's call for redemption of all of its issued and outstanding Series A Cumulative Convertible Preferred Stock on July 6, 1999.

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

Date: August 2, 1999

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