Form 10-Q
period 1999-09-30
CASE CORP
filed 1999-11-10
CIK 922321

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

               For the quarterly period ended September 30, 1999

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

      Registrant's telephone number, including area code: (262) 636-6011

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

   Common Stock, par value $0.01 per share: 79,324,985 shares outstanding as of September 30, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I--Financial Information
  Case Corporation and Consolidated Subsidiaries--
    Statements of Income..................................................   3
    Balance Sheets........................................................   6
    Statements of Cash Flows..............................................   7
    Statements of Changes in Stockholders' Equity.........................   8
    Notes to Financial Statements.........................................   9
    Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................  17
Part II--Other Information
  Item 1. Legal Proceedings...............................................  30
  Item 2. Changes in Securities...........................................   *
  Item 3. Defaults Upon Senior Securities.................................   *
  Item 4. Submission of Matters to a Vote of Security Holders.............  30
  Item 5. Other Information...............................................   *
  Item 6. Exhibits and Reports on Form 8-K................................  30

--------
*No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                                     PART I
                             FINANCIAL INFORMATION

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998
                      (in millions, except per share data)
                                  (Unaudited)

                                                    Consolidated
                                        ---------------------------------------
                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        -------------------- ------------------
                                          1999       1998      1999      1998
                                        ---------  --------- --------  --------
Revenues:
  Net sales............................ $   1,139  $   1,418 $  3,569  $  4,361
  Interest income and other............       127        116      368       288
                                        ---------  --------- --------  --------
                                            1,266      1,534    3,937     4,649
Costs and Expenses:
  Cost of goods sold...................       994      1,149    3,020     3,442
  Selling, general and administrative..       154        146      491       447
  Research, development and
   engineering.........................        45         58      140       167
  Interest expense.....................        79         66      230       170
  Other, net...........................        27         21       85        45
                                        ---------  --------- --------  --------
Income (loss) before taxes.............       (33)        94      (29)      378
Income tax provision (benefit).........       (30)        31      (14)      120
                                        ---------  --------- --------  --------
                                               (3)        63      (15)      258
Equity in income--Case Capital.........       --         --       --        --

                                        ---------  --------- --------  --------
Net income (loss)...................... $      (3) $      63 $    (15) $    258
                                        =========  ========= ========  ========
Preferred stock dividends..............       --           2        3         5
                                        ---------  --------- --------  --------
Net income (loss) to common............ $      (3) $      61 $    (18) $    253
                                        =========  ========= ========  ========
Per share data:
  Basic earnings (loss) per share...... $   (0.04) $    0.84 $  (0.24) $   3.44
                                        =========  ========= ========  ========
  Diluted earnings (loss) per share.... $   (0.04) $    0.82 $  (0.24) $   3.30
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

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998
                      (in millions, except per share data)
                                  (Unaudited)

                                                   Case Industrial
                                        ---------------------------------------
                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        -------------------- ------------------
                                          1999       1998      1999      1998
                                        ---------  --------- --------  --------
Revenues:
  Net sales............................ $   1,139  $   1,418 $  3,569  $  4,361
  Interest income and other............        10         11       31        27
                                        ---------  --------- --------  --------
                                            1,149      1,429    3,600     4,388
Costs and Expenses:
  Cost of goods sold...................       994      1,149    3,020     3,442
  Selling, general and administrative..       137        134      439       414
  Research, development and
   engineering.........................        45         58      140       167
  Interest expense.....................        33         26       98        70
  Other, net...........................         8          7       32        13
                                        ---------  --------- --------  --------
Income (loss) before taxes.............       (68)        55     (129)      282
Income tax provision (benefit).........       (42)        17      (50)       86
                                        ---------  --------- --------  --------
                                              (26)        38      (79)      196
Equity in income--Case Capital.........        23         25       64        62
                                        ---------  --------- --------  --------
Net income (loss)...................... $      (3) $      63 $    (15) $    258
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

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998
                      (in millions, except per share data)
                                  (Unaudited)

                                                       Case Capital
                                           -------------------------------------
                                           Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                           ------------------- -----------------
                                             1999      1998      1999     1998
                                           --------- --------- -------- --------
Revenues:
  Net sales............................... $     --  $     --  $    --  $    --
  Interest income and other...............       120       108      346      264
                                           --------- --------- -------- --------
                                                 120       108      346      264
Costs and Expenses:
  Cost of goods sold......................       --        --       --       --
  Selling, general and administrative.....        17        12       52       33
  Research, development and engineering...       --        --       --       --
  Interest expense........................        49        43      141      103
  Other, net..............................        19        14       53       32
                                           --------- --------- -------- --------
Income (loss) before taxes................        35        39      100       96
Income tax provision (benefit)............        12        14       36       34
                                           --------- --------- -------- --------
                                                  23        25       64       62
Equity in income--Case Capital............       --        --       --       --
                                           --------- --------- -------- --------
Net income (loss)......................... $      23 $      25 $     64 $     62
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

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1999, AND DECEMBER 31, 1998
                        (in millions, except share data)
                                  (Unaudited)

                                 Consolidated             Case Industrial              Case Capital
                          -------------------------- -------------------------- --------------------------
                          September 30, December 31, September 30, December 31, September 30, December 31,
         ASSETS               1999          1998         1999          1998         1999          1998
         ------           ------------- ------------ ------------- ------------ ------------- ------------
Current Assets:
 Cash and cash
  equivalents...........     $   184      $   142       $   145      $   107       $   39        $   35
 Accounts and notes
  receivable............       2,680        2,476         1,477        1,594        1,223           934
 Inventories............       1,276        1,430         1,276        1,430          --            --
 Deferred income taxes..         269          272           249          252           20            20
 Prepayments and other..          53           49            50           47            3             2
                             -------      -------       -------      -------       ------        ------
   Total current assets.       4,462        4,369         3,197        3,430        1,285           991
                             -------      -------       -------      -------       ------        ------
Long-Term Receivables...       1,796        1,938            66          326        1,702         1,593
Other Assets:
 Investments in joint
  ventures..............          89           98            73           83           16            15
 Investment in Case
  Capital...............         --           --            529          459          --            --
 Equipment on operating
  leases, net...........         528          468           --           --           528           468
 Goodwill and
  intangibles...........         345          358           345          358          --            --
 Other..................         508          373           228          201          308           190
                             -------      -------       -------      -------       ------        ------
   Total other assets...       1,470        1,297         1,175        1,101          852           673
                             -------      -------       -------      -------       ------        ------
Property, Plant and
 Equipment, at cost.....       2,159        2,144         2,153        2,139            6             5
Accumulated
 Depreciation...........      (1,117)      (1,048)       (1,115)      (1,046)          (2)           (2)
                             -------      -------       -------      -------       ------        ------
   Net property, plant
    and equipment.......       1,042        1,096         1,038        1,093            4             3
                             -------      -------       -------      -------       ------        ------
   Total................     $ 8,770      $ 8,700       $ 5,476      $ 5,950       $3,843        $3,260
                             =======      =======       =======      =======       ======        ======
 LIABILITIES AND EQUITY
 ----------------------
Current Liabilities:
 Current maturities of
  long-term debt........     $     9      $     9       $     9      $     9       $  --         $  --
 Short-term debt........       1,029        1,310           600          766          429           550
 Accounts payable.......         482          605           486          625           16            25
 Restructuring
  liability.............          35           99            35           99          --            --
 Other accrued
  liabilities...........         761          847           689          785           72            62
                             -------      -------       -------      -------       ------        ------
   Total current
    liabilities.........       2,316        2,870         1,819        2,284          517           637
                             -------      -------       -------      -------       ------        ------
Long-Term Debt..........       3,671        3,080           990          972        2,681         2,108
Other Liabilities:
 Pension benefits.......         198          205           198          205          --            --
 Other postretirement
  benefits..............         184          161           184          161          --            --
 Other postemployment
  benefits..............          37           37            37           37          --            --
 Other..................         211          153            97           99          114            54
                             -------      -------       -------      -------       ------        ------
   Total other
    liabilities.........         630          556           516          502          114            54
                             -------      -------       -------      -------       ------        ------
Commitments and
 Contingencies (Note 7).
Minority Interest.......           8            7             6            5            2             2
Preferred Stock with
 Mandatory Redemption
 Provisions.............           2           77             2           77          --            --
Stockholders' Equity:
 Common Stock, $0.01
  par value; authorized
  200,000,000 shares,
  issued 84,472,857,
  outstanding
  79,324,985............           1            1             1            1          --            --
 Paid-in capital........       1,578        1,430         1,578        1,430          269           269
 Retained earnings......       1,086        1,116         1,086        1,116          278           214
 Accumulated other
  comprehensive income..        (247)        (159)         (247)        (159)         (18)          (24)
 Unearned compensation
  on restricted stock...         (23)         (31)          (23)         (31)         --            --
 Treasury stock,
  5,147,872 shares, at
  cost..................        (252)        (247)         (252)        (247)         --            --
                             -------      -------       -------      -------       ------        ------
   Total stockholders'
    equity..............       2,143        2,110         2,143        2,110          529           459
                             -------      -------       -------      -------       ------        ------
   Total................     $ 8,770      $ 8,700       $ 5,476      $ 5,950       $3,843        $3,260
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

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (in millions)
                                  (Unaudited)

                             Consolidated    Case Industrial   Case Capital
                             --------------  ----------------  --------------
                              Nine Months      Nine Months      Nine Months
                                 Ended            Ended            Ended
                             September 30,    September 30,    September 30,
                             --------------  ----------------  --------------
                             1999    1998     1999     1998     1999    1998
                             -----  -------  -------  -------  ------  ------
Operating activities:
 Net income (loss).........  $ (15) $   258  $   (15) $   258  $   64  $   62
 Adjustments to reconcile
  net income (loss) to net
  cash provided (used) by
  operating activities:
   Depreciation and
    amortization...........    175      135      122      106      53      29
   Deferred income tax
    expense (benefit)......     (2)       6       (2)       6     --      --
   (Gain) loss on disposal
    of fixed assets........      2       (1)       2       (1)    --      --
   Cash paid for
    restructuring..........    (58)     (25)     (58)     (25)    --      --
   Undistributed (earnings)
    loss of unconsolidated
    subsidiaries...........     (2)     --       (66)     (62)    --        1
   Changes in components of
    working capital:
     (Increase) decrease in
      receivables..........   (280)    (644)      29     (379)   (278)   (162)
     (Increase) decrease in
      inventories..........     68     (350)      68     (350)    --       --
     (Increase) decrease in
      prepayments and other
      current assets.......     (5)     (18)      (5)     (18)    --       --
     Increase (decrease) in
      payables.............    (34)     (53)     (54)    (146)    (11)    (10)
     Increase (decrease) in
      accrued liabilities..    (63)     (81)     (85)     (46)     22     (37)
   (Increase) decrease in
    long-term receivables..    175     (197)     263       57     (78)   (251)
   Increase (decrease) in
    other liabilities......     84       44       35       44      49     --
   Other, net..............   (186)     (85)     (67)      (8)   (129)    (79)
                             -----  -------  -------  -------  ------  ------
      Net cash provided
       (used) by operating
       activities..........   (141)  (1,011)     167     (564)   (308)   (447)
                             -----  -------  -------  -------  ------  ------
Investing activities:
 Proceeds from the sale of
  businesses and assets....     10        7       11        7      (1)    --
 Expenditures for property,
  plant and equipment......    (89)    (108)     (88)    (108)     (1)    --
 Expenditures for equipment
  on operating leases......   (108)    (273)     --       --     (108)   (273)
 Acquisitions and
  investments..............     12      (61)      12      (61)    --      --
                             -----  -------  -------  -------  ------  ------
      Net cash provided
       (used) by investing
       activities..........   (175)    (435)     (65)    (162)   (110)   (273)
                             -----  -------  -------  -------  ------  ------
Financing activities:
 Proceeds from the issuance
  of long-term debt........    515      629       22      --      493     629
 Payment of long-term debt.     (6)      (3)      (6)      (3)    --      --
 Proceeds from the issuance
  of short-term debt.......    125      --       --       --      125     --
 Payment of short-term
  debt.....................    (10)     --       (10)     --      --      --
 Net increase (decrease) in
  short-term revolving
  credit facilities........   (328)     774     (130)     726    (198)     48
 Proceeds from the issuance
  of common stock..........     70       52       70       52     --      --
 Repurchases of common
  stock....................    --      (145)     --      (145)    --      --
 Dividends paid (common and
  preferred)...............    (15)     (16)     (15)     (16)    --      --
 Other, net................      8       12        8       12     --      --
                             -----  -------  -------  -------  ------  ------
      Net cash provided
       (used) by financing
       activities..........    359    1,303      (61)     626     420     677
                             -----  -------  -------  -------  ------  ------
Effect of foreign exchange
 rate changes on cash and
 cash equivalents..........     (1)      (1)      (3)     --        2      (1)
                             -----  -------  -------  -------  ------  ------
Increase (decrease) in cash
 and cash equivalents......  $  42  $  (144) $    38  $  (100) $    4  $  (44)
Cash and cash equivalents,
 beginning of period.......    142      252      107      185      35      67
                             -----  -------  -------  -------  ------  ------
Cash and cash equivalents,
 end of period.............  $ 184  $   108  $   145  $    85  $   39  $   23
                             =====  =======  =======  =======  ======  ======
Cash paid during the period
 for interest..............  $ 236  $   165  $   117  $    76  $  129  $   89
                             =====  =======  =======  =======  ======  ======
Cash paid during the period
 for taxes.................  $  47  $   106  $    29  $    78  $   18  $   28
                             =====  =======  =======  =======  ======  ======

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

                 CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in millions)
                                  (Unaudited)

                                                                                                   Accumulated
                                                                                                      Other
                                                    Common Paid-in   Unearned   Retained Treasury Comprehensive
                                                    Stock  Capital Compensation Earnings  Stock      Income     Total
                                                    ------ ------- ------------ -------- -------- ------------- ------
                                                    Comprehensive
                                                       Income
                                                    -------------
Balance, December 31, 1997..............             $ 1   $1,334      $(14)     $1,074   $ (96)      $(102)    $2,197
Comprehensive income:
 Net income.............................             --       --        --           64     --          --          64
 Translation adjustment.................             --       --        --          --      --          (18)       (18)
 Pension liability adjustment, net of
  $15 tax benefit.......................             --       --        --          --      --          (39)       (39)
   Total................................
Dividends declared......................             --       --        --          (22)    --          --         (22)
Capital contributions on stock issuance.             --        70       --          --      --          --          70
Recognition of compensation on
 restricted stock.......................             --       --          8         --      --          --           8
Issuance of restricted stock, net of
 forfeitures............................             --        26       (25)        --       (2)        --          (1)
Acquisition of treasury stock...........             --       --        --          --     (149)        --        (149)
                                                     ---   ------      ----      ------   -----       -----     ------
Balance, December 31, 1998..............             $ 1   $1,430      $(31)     $1,116   $(247)      $(159)    $2,110
                                                     ===   ======      ====      ======   =====       =====     ======
Comprehensive income:
 Net income (loss)......................             --       --        --          (15)    --          --         (15)
 Translation adjustment.................             --       --        --          --      --          (88)       (88)
   Total................................
Dividends declared......................             --       --        --          (15)    --          --         (15)
Capital contributions on stock issuance.             --        70       --          --      --          --          70
Conversion of Series A Cumulative
 Convertible Preferred Stock............             --        75       --          --      --          --          75
Recognition of compensation on
 restricted stock.......................             --       --          8         --      --          --           8
Issuance of restricted stock, net of
 forfeitures............................             --         3       --          --       (5)        --          (2)
                                                     ---   ------      ----      ------   -----       -----     ------
Balance, September 30, 1999.............             $ 1   $1,578      $(23)     $1,086   $(252)      $(247)    $2,143
--------------------------------------------------
                                                     ===   ======      ====      ======   =====       =====     ======
Balance, December 31, 1997..............
Comprehensive income:
 Net income.............................                $  64
 Translation adjustment.................                  (18)
 Pension liability adjustment, net of
  $15 tax benefit.......................                  (39)
                                                    -------------
   Total................................                $   7
                                                    =============
Dividends declared......................
Capital contributions on stock issuance.
Recognition of compensation on
 restricted stock.......................
Issuance of restricted stock, net of
 forfeitures............................
Acquisition of treasury stock...........
Balance, December 31, 1998..............
Comprehensive income:
 Net income (loss)......................                $ (15)
 Translation adjustment.................                  (88)
                                                    -------------
   Total................................                $(103)
                                                    =============
Dividends declared......................
Capital contributions on stock issuance.
Conversion of Series A Cumulative
 Convertible Preferred Stock............
Recognition of compensation on
 restricted stock.......................
Issuance of restricted stock, net of
 forfeitures............................
Balance, September 30, 1999.............
--------------------------------------------------


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

  Case Industrial--The financial information captioned "Case Industrial"
                reflects the consolidation of all majority-owned subsidiaries except for Case Capital, the Company's wholly owned credit subsidiary. Case Capital has been included using the equity method of accounting whereby the net income and net assets of Case Capital are reflected, respectively, in the income statement caption, "Equity in income-Case Capital," and the balance sheet caption, "Investment in Case Capital."

Case Capital--The financial information captioned "Case Capital" reflects the consolidation of Case's credit subsidiaries.

   All significant intercompany transactions, including activity within and between "Case Industrial" and "Case Capital" have been eliminated.

   Certain reclassifications have been made to conform the prior years' financial statements to the 1999 presentation.

   In the opinion of management, the accompanying unaudited financial statements of Case Corporation and Consolidated Subsidiaries contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of September 30, 1999, and the results of operations, changes in stockholders' equity and cash flows for the periods indicated. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K/A. Interim financial results are not necessarily indicative of operating results for an entire year.

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

   Inventories consist of the following (in millions):

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
      Raw materials..................................    $  227        $  258
      Work-in-process................................        97           167
      Finished goods.................................       952         1,005
                                                         ------        ------
        Total inventories............................    $1,276        $1,430
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

   An analysis of Case's 1992 Restructuring Program is summarized in the table below (in millions):

                                                       1999 Activity
                                            ------------------------------------
                                             Balance at             Balance at
                                            December 31, Reserves  September 30,
                                                1998     Utilized*     1999
                                            ------------ --------- -------------
      Employee termination payments.......      $22        $ (6)        $16
      Cost related to
       closing/selling/downsizing existing
       facilities.........................       11          (3)          8
      Other costs.........................        4          (2)          2
                                                ---        ----         ---
      Total restructuring.................      $37        $(11)        $26
                                                ===        ====         ===

--------
*Includes currency translation.

   During the first nine months of 1999, the Company expended $4 million for employee termination payments related to the final severance, outplacement and other benefit payments related to the closure of the Neuss, Germany, facilities. The Company also expended $2 million for employee termination payments related to the outsourcing and rationalization of manufacturing at the Company's component plants in France. The remaining reserve balance of $16 million for employee termination payments at September 30, 1999, is for costs to complete the outsourcing and rationalization of selected parts production and manufacturing at the Company's component plants in France, as well as the rationalization of company-owned retail stores in Europe.

   During the first nine months of 1999, the Company expended $3 million to complete the closure of the Neuss headquarters and administrative offices. All administrative operations at Neuss have now been integrated into other existing Case facilities. The September 30, 1999, reserve balance of $8 million for costs related to closing/selling/downsizing existing facilities includes all final closure/sale costs for the rationalization of nine company-owned retail stores in Europe.

   During the first nine months of 1999, the Company expended $2 million for legal and professional fees associated with the retail store negotiations and the closure of the Neuss headquarters and administrative offices. The $2 million reserve balance is for the remaining legal and professional fees for the rationalization of the nine company-owned retail stores in Europe.

   Management believes that the reserve balance of $26 million at September 30, 1999, is adequate to complete the remaining actions as outlined under the 1992 Restructuring Program, and the Company anticipates that all actions under this program will be completed by December 31, 1999.

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

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

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

   An analysis of Case's 1998 Restructuring Program is summarized in the table below (in millions):

                                  1998 Activity                 1999 Activity
                             ----------------------- ------------------------------------
                                 1998                 Balance at             Balance at
                             Restructuring Reserves  December 31, Reserves  September 30,
                                Program    Utilized*     1998     Utilized*     1999
                             ------------- --------- ------------ --------- -------------
Employee termination
 payments..................      $ 58        $ (8)       $50        $(44)        $ 6
Pension and OPRB costs.....        36         (36)       --          --          --
Writedown of assets:
  Property, plant and
   equipment...............        25         (25)       --          --          --
Cost related to
 closing/selling/downsizing
 existing facilities.......        12          (1)        11          (9)          2
Other costs................         1         --           1         --            1
                                 ----        ----        ---        ----         ---
Total restructuring........      $132        $(70)       $62        $(53)        $ 9
                                 ====        ====        ===        ====         ===

--------
*Includes currency translation.

   During the third quarter of 1999, the Company completed the closure of its Hamilton, Ontario, manufacturing facility. During the second quarter, the Company completed the closure of its Hugo, Minnesota, manufacturing facility. The Company has integrated the majority of the related product lines from these facilities into other existing Case manufacturing locations in Kansas, Illinois and North Dakota or, in some instances, it has outsourced production.

   The reserve balance of $6 million for employee termination payments at September 30, 1999, represents the remaining cash severance costs to be paid to personnel as a result of closing and/or downsizing manufacturing facilities in the United States, Canada, Europe, Australia and Brazil. These termination payments include the cost of severance and contractual benefits in accordance with collective bargaining arrangements and Company policy, and also include costs for outplacement services, medical, supplemental unemployment, and vacation and retirement payments. The Company has terminated approximately 2,500 people under the 1998 Restructuring Program as of September 30, 1999.

   The reserve balance of $2 million at September 30, 1999, for costs related to closing/selling/downsizing existing facilities, is for remaining facility exit costs for the Hamilton closure. These facility exit costs include employee costs associated with the plant closure and related legal and professional expenses. During the first nine months of 1999, the Company expended $9 million for closure costs related to Hamilton and Hugo, as well as for costs to terminate dealer contracts as a direct result of downsizing Case agricultural equipment operations in Germany, Brazil and Argentina.

   Other costs of $1 million at September 30, 1999, are primarily for incremental legal and professional costs to support the 1998 Restructuring Program.

   Management believes that the restructuring reserve balance of $9 million at September 30, 1999, is adequate to carry out the remaining actions as outlined under the 1998 Restructuring Program, and the Company anticipates that all actions under this program will be completed by December 31, 1999.

   The Company expects to fund the cash requirements of its 1992 and 1998 Restructuring Programs with cash flows from operations and additional borrowings under the Company's existing credit facilities. The specific

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES restructuring measures and associated estimated costs were based on management's best business judgment under prevailing circumstances. If future events warrant changes to the reserve, such adjustments will be reflected as "Restructuring charges" in the applicable statements of income.

(5) Debt

   During the second quarter of 1999, Case Credit Corporation ("Case Credit"), the wholly owned subsidiary of Case Capital, issued $125 million of its medium-term notes pursuant to its $800 million shelf registration statement filed with the Securities and Exchange Commission in January 1999. These floating-rate notes mature in May 2000 and bear interest based on three-month LIBOR plus an applicable margin. During the first quarter of 1999, Case Credit issued an aggregate of $250 million of its medium-term notes pursuant to its $1 billion shelf registration statement filed with the Securities and Exchange Commission in May 1998. These fixed-rate notes have maturities that range between two and three years and bear interest between 5.85% and 6.15%.

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

   The net proceeds from these issuances were used to fund Case Capital's growth initiatives and for other corporate purposes including the repayment of short-term indebtedness.

(6) Income Taxes

   Case Industrial's effective income tax rate of 39% for the first nine months of 1999 was higher than the U.S. statutory rate of 35% primarily due to the reversal of previously recorded global tax reserves, state tax benefits, recognition of tax benefits from the Company's foreign sales corporation and research and development tax credits, partially offset by foreign income taxed at different rates and losses in certain foreign jurisdictions for which no immediate tax benefit was recognizable. Case Industrial's effective tax rate of 30% for the first nine months of 1998 reflects the recognition of tax benefits from the Company's foreign sales corporation, research and development tax credits, and net reductions in the tax valuation reserves in certain foreign jurisdictions, partially offset by state income taxes and foreign income taxed at different rates.

   Case Capital's effective income tax rate of 36% for the first nine months of 1999 was higher than the U.S. statutory tax rate of 35%, primarily due to foreign income taxed at different rates and state income taxes. For the first nine months of 1998, Case Capital's effective tax rate of 35% was equal to the U.S. statutory rate.

(7) Commitments and Contingencies

 Environmental

   Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations. All available evidence is considered, including prior experience in remediation of contaminated sites, other parties' share of liability at the waste sites and their ability to pay and data concerning the waste sites released by the U.S. Environmental Protection Agency or other organizations. These liabilities are included in the accompanying Balance Sheets at their undiscounted amounts. Recoveries are evaluated separately from the

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES liability and, if appropriate, are recorded separately from the associated liability in the accompanying Balance Sheets.

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

 Other

   Case is the subject of various other legal claims arising from its operations, including product warranty, dealer disputes, workers' compensation and employment matters. Management is of the opinion that the resolution of these claims, individually and in the aggregate, will not have a material adverse effect on Case's financial position or results of operations.

(8) Earnings per Share

   The following reconciles the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations (in millions, except per share data):

                                       Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                       -------------------- -------------------
                                         1999       1998      1999       1998
                                       ---------  --------- ---------  --------
Basic
  Net income (loss)..................  $      (3) $     63  $     (15) $    258
  Less: Preferred stock dividends....        --         (2)        (3)       (5)
                                       ---------  --------  ---------  --------
  Net income (loss) after preferred
   stock dividends...................  $      (3) $     61  $     (18) $    253
                                       =========  ========  =========  ========
  Weighted-average shares
   outstanding.......................       77.4      72.6       74.5      73.4
                                       =========  ========  =========  ========
  Basic earnings (loss) per share....  $   (0.04) $   0.84  $   (0.24) $   3.44
                                       =========  ========  =========  ========
Diluted
  Net income (loss)..................  $      (3) $     63  $     (15) $    258
  Less: Antidilutive preferred stock
   dividends.........................        --        N/A         (3)      N/A
                                       ---------  --------  ---------  --------
  Net income (loss) after
   antidilutive preferred stock
   dividends.........................  $      (3) $     63  $     (18) $    258
                                       =========  ========  =========  ========
  Weighted-average shares
   outstanding--Basic................       77.4      72.6       74.5      73.4
  Effect of Dilutive Securities (when
   dilutive):
    Convertible preferred stock......        --        3.5        --        3.5
    Stock options....................        --        0.5        --        0.9
    Restricted stock.................        --        0.1        --        0.2
                                       ---------  --------  ---------  --------
Weighted-average shares outstanding--
 Diluted.............................       77.4      76.7       74.5      78.0
                                       =========  ========  =========  ========
Diluted earnings (loss) per share....  $   (0.04) $   0.82  $   (0.24) $   3.30
                                       =========  ========  =========  ========

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

(9) Accumulated Other Comprehensive Income

   The components of accumulated other comprehensive income as of September 30, 1999 and December 31, 1998, are as follows (in millions):

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
      Cumulative translation adjustment.............     $(200)       $(112)
      Pension liability adjustment..................       (47)         (47)
                                                         -----        -----
        Total accumulated other comprehensive
         income.....................................     $(247)       $(159)
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

 Financial Services

   The financial services segment reflects the operations of Case Capital, the wholly owned finance subsidiary of Case. The financial services segment provides financing for installment sales contracts and leases, commercial lending within the equipment industry, multiple lines of insurance products and offers a private-label credit card. These financing arrangements are established in conjunction with the purchase or lease of new and used Case farm and construction equipment and other new and used products to end-use customers.

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

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

   A summary of Case's reportable segment information is set forth in the following table (in millions):

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                         -------------------- ------------------
                                           1999       1998      1999      1998
                                         ---------  --------- --------  --------
Revenues:
  Net sales
    Agricultural equipment.............. $     709  $     888 $  2,014  $  2,687
    Construction equipment..............       430        530    1,555     1,674
                                         ---------  --------- --------  --------
      Total net sales...................     1,139      1,418    3,569     4,361
  Financial services....................       120        108      346       264
  Other revenues........................         7          8       22        24
                                         ---------  --------- --------  --------
      Total revenues.................... $   1,266  $   1,534 $  3,937  $  4,649
                                         =========  ========= ========  ========
Segment profit (loss):
  Agricultural equipment................ $     (57) $      31 $   (161) $    185
  Construction equipment................        22         50      130       167
  Financial services....................        23         25       64        62
                                         ---------  --------- --------  --------
      Total............................. $     (12) $     106 $     33  $    414
                                         =========  ========= ========  ========

(11) Redemption of Series A Cumulative Convertible Preferred Stock

   On June 2, 1999, Case called for the redemption of all 1.5 million outstanding shares of its Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") on July 6, 1999. All holders of Series A Preferred Stock elected to convert each share of such stock into 2.2686 shares of Case Common Stock prior to the time of redemption.

(12) Agreement and Plan of Merger

   On May 15, 1999, Case Corporation, a Delaware corporation ("Case"), Fiat S.p.A., a company organized under the laws of Italy, New Holland N.V., a company organized under the laws of the Netherlands ("New Holland"), and Fiat Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Fiat ("Merger Sub"), entered into an Agreement and Plan of Merger whereby Merger Sub will merge (the "Merger") with and into Case, with Case as the surviving corporation in the Merger (the "Merger Agreement"). At the effective time of the Merger, each share of Case Common Stock, par value $0.01 per share, outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $55 in cash. Consummation of the Merger is subject to a number of conditions, including (i) the approval and adoption of the Merger Agreement by the stockholders of Case entitled to vote thereon,
(ii) the expiration of all required regulatory waiting periods applicable to the Merger, and (iii) certain other customary conditions.

   A Special Meeting of Stockholders was held on August 17, 1999, for the purpose of considering and voting on a proposal to approve and adopt the Merger Agreement. The Stockholders of Case Corporation approved the proposal to approve and adopt the Merger Agreement. Also see Item 4. "Submission of Matters to a Vote of Security Holders."

(13) Subsequent Event

   As of November 4, 1999, both the European Commission and the U.S. Department of Justice had approved the merger of Case and New Holland as described in footnote 12 above. In approving the merger, the European Commission and the U.S. Department of Justice identified a number of competitive concerns related to the

                CASE CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(Concluded)

combined operations of Case and New Holland in specified product lines and markets. These competitive concerns have been addressed and Case and New Holland have committed to a number of actions, including divestiture of the following product lines and facilities:

   a)Case's CX and MXC product lines and the Doncaster, United Kingdom, plant in which they are assembled;

   b)New Holland's Laverda combine harvester product line (excluding hillside models) and the Breganze, Italy, facility in which they are made;

   c)Case's large square balers assembled in Neustadt, Germany;

   d)Case's Fermec brand loader/backhoe and industrial tractor product lines and the Fermec manufacturing plant in Manchester, United Kingdom;

   e)Case's ownership interest in Hay & Forage Industries in Hesston, Kansas, a 50/50 joint venture with Agco Corporation that produces hay and forage implements; and

   f)New Holland's Versatile four-wheel drive tractor line and Genesis two-wheel drive tractor line, along with the Winnepeg, Canada, plant in which they are made.

   In addition, to address specific market issues in Austria, the parties have agreed to license or build the Steyr model M-948 and M-958 (and equivalent Case IH models) for sale by a third party.

   The impact of the above-mentioned divestitures represents, on a pro forma basis, approximately 6% of the combined 1998 revenues of Case and New Holland.

   As all conditions of the Merger Agreement have been met, Case and New Holland have announced that the closing date of the merger is anticipated to be Friday, November 12, 1999. Also see footnote 12, "Agreement and Plan of Merger."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 1999 vs. Three Months Ended September 30,
1998

Analysis of Results of Operations

 Summary of Revenues

   Case Corporation ("Case" or the "Company") is a leading worldwide designer, manufacturer, marketer and distributor of farm equipment and light- to medium-sized construction equipment and offers a broad array of financial products and services. As used herein, "Case Industrial" refers to the Company's agricultural and construction equipment operations. Case's financial services business is provided through Case Capital Corporation, including its wholly owned subsidiary Case Credit Corporation ("Case Credit") and their subsidiaries and joint ventures (collectively, "Case Capital" or "Financial Services"). Case Capital provides financing for installment sales contracts and leases, commercial lending within the equipment industry, multiple lines of insurance products and offers a private-label credit card. Case's revenues for the third quarter of 1999 and 1998 were derived from the following sources (in millions):

                                                           For the Three Months
                                                            Ended September 30,
                                                           ---------------------
                                                              1999       1998
                                                           ---------- ----------
      Revenues:
        Net sales:
          Agricultural equipment.......................... $      709 $      888
          Construction equipment..........................        430        530
                                                           ---------- ----------
            Total net sales...............................      1,139      1,418
        Financial services................................        120        108
        Other revenues....................................          7          8
                                                           ---------- ----------
            Total revenues................................ $    1,266 $    1,534
                                                           ========== ==========

   Case's sales are derived from the manufacture and distribution of a full line of farm equipment and light- to medium-sized construction equipment, and are affected by worldwide agricultural production and demand, housing starts and other construction levels, commodity prices, government subsidies, weather, interest and exchange rates, industry capacity and equipment levels, and the other factors set forth below under "Outlook." During the third quarter of 1999 and 1998, net sales of Case products were made into the following geographic regions (in millions):

                                                           For the Three Months
                                                            Ended September 30,
                                                           ---------------------
                                                              1999       1998
                                                           ---------- ----------
      Net sales:
        North America..................................... $      461 $      769
        Europe*...........................................        520        472
        Asia Pacific......................................         88         77
        Latin America.....................................         70        100
                                                           ---------- ----------
          Total net sales................................. $    1,139 $    1,418
                                                           ========== ==========

--------
*Includes Africa and the Middle East.

Revenues

   On a consolidated basis, worldwide revenues decreased $268 million or 17% in the third quarter of 1999 to $1,266 million. Net sales of farm and construction equipment decreased $279 million or 20% to $1,139 million. The decrease in year-over-year third quarter net sales primarily reflects the significant decline in sales of large-scale production agriculture equipment in North America. During the third quarter, the Company reduced production and, therefore, wholesale sales of higher margin agricultural equipment in North America in an effort to keep inventories more closely aligned with lower retail demand.

   In the third quarter of 1999, the Company experienced a substantial change in its geographic sales mix. Sales in North America, traditionally the Company's strongest market, were $461 million in the third quarter of 1999, down 40% from the $769 million reported for the same period in 1998. The dramatic year-over-year decrease primarily reflects lower sales of tractors, combines, loader/backhoes and crawler dozers, partially offset by increased sales of wheel loaders and skid steers. In the Company's Latin American region, sales of Case agricultural and construction equipment were $70 million, down 30% from the $100 million reported during the same period in 1998, primarily due to ongoing unfavorable economic conditions in Brazil.

   The significant declines in third quarter sales in the North American and Latin American markets were partially offset by higher sales in the Company's European and Asia Pacific markets. In Europe, 1999 third quarter sales were $520 million, up 10% from the $472 million reported in the same period in 1998, primarily reflecting increased sales of combines, cotton pickers and excavators, partially offset by lower sales of large row-crop tractors and loader/backhoes. The increase in year-over-year sales in Europe, coupled with a 40% decrease in sales in North America, resulted in European sales accounting for 46% of total third quarter net sales. And in the Company's Asia Pacific region, sales were $88 million, up 14% from the $77 million reported during the third quarter of 1998, primarily reflecting increased sales of tractors, combines and loader/backhoes, partially offset by lower sales of sugar cane harvesters.

   In the third quarter of 1999, Case Capital revenues increased 11% to $120 million, as compared to $108 million during the same period in 1998, driven by increased finance revenues earned on retail and other notes and finance leases.

Earnings

   The Company recorded a net loss of $(3) million in the third quarter of 1999, as compared to net income of $63 million in 1998. On a diluted basis, the Company reported a per share loss of $(0.04) in the third quarter of 1999, as compared to diluted earnings per share of $0.82 in the same period of 1998.

   The Company's industrial operations recorded a loss, before equity income of Case Capital, of $(26) million in the third quarter of 1999 as compared to income of $38 million in the third quarter of 1998. The Company's third quarter operating results include the impact of aggressive actions initiated by the Company in response to the industry-wide downturn in the agricultural equipment market, as well as the impact of unfavorable economics and higher bad debt provisions. The Company continues to progressively lower agricultural equipment production to address declining retail demand and is continuing its cost reduction initiatives. The decrease in net income primarily resulted from lower agricultural equipment sales, particularly higher margin, large agricultural equipment in North America.

   Case's operating loss for the third quarter of 1999 was $(12) million, as compared to operating earnings of $106 million for the same period in 1998. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles, restructuring charges and extraordinary items, including the income of Case Capital on an equity basis. Case Capital recorded net income of $23 million in the third quarter of 1999, as compared to net income of $25 million for the same period in 1998. A reconciliation of Case Industrial's income to operating earnings is as follows (in millions):

                                                               Case Industrial
                                                                Three Months
                                                                    Ended
                                                                September 30,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
      Net income (loss)....................................... $    (3) $    63
      Income tax provision (benefit)..........................     (42)      17
      Interest expense........................................      33       26
                                                               -------  -------
        Operating earnings (loss)............................. $   (12) $   106
                                                               =======  =======

   Consolidated interest expense was $79 million in the third quarter of 1999 as compared to $66 million in the third quarter of 1998. The year-over-year increase in consolidated interest expense reflects higher average debt levels for Case Capital, largely due to the growth in Case Capital's on-balance-sheet receivables and increased equipment on operating leases.

Business Segment Operating Results

   The following is a discussion of Case Corporation's industry segment operating results. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles, restructuring charges and extraordinary items. Operating earnings for Case Capital are reported on a net income basis.

 Agricultural Equipment

   Operating earnings for Case's worldwide agricultural equipment business decreased from $31 million in the third quarter of 1998 to an operating loss of $(57) million during the third quarter of 1999. The decrease in operating earnings is primarily due to lower agricultural equipment sales in nearly all product categories, particularly higher margin, large equipment, as well as unfavorable economics and higher bad debt provisions. This decrease in operating earnings was partially offset by lower research, development and engineering expenses due to project reprioritization and reductions in discretionary spending, favorable manufacturing performance, savings from restructuring actions and improved pricing. Agricultural equipment sales decreased $179 million or 20% in the third quarter of 1999 to $709 million, reflecting the year-over-year global decline in the agricultural equipment industry. Worldwide sales of high horsepower and four-wheel drive tractors decreased 59% while worldwide sales of combines decreased 22% from the same period last year. The lower retail demand and resulting decrease in dealer orders were due to the continued decline in the global agricultural market and the ongoing overall economic uncertainties in several emerging markets. In addition, commodity prices and exports of farm commodities have dropped substantially year-over-year, affecting large-scale production agriculture.

 Construction Equipment

   Operating earnings for Case's worldwide construction equipment business were $22 million in the third quarter of 1999 as compared to $50 million in the third quarter of 1998. The decrease in operating earnings is primarily due to lower construction equipment sales and unfavorable economics, partially offset by lower research, development and engineering expenses due to project reprioritization and reductions in discretionary spending, favorable manufacturing performance and savings from restructuring actions. Construction equipment sales decreased $100 million or 19% in the third quarter of 1999 to $430 million, driven by decreased sales of loader/backhoes, crawler dozers and trenchers, partially offset by increased sales of excavators and skid steers. During the third quarter, the Company began to reduce production of construction equipment as part of its ongoing supply chain management initiative to achieve lower inventory levels.

 Financial Services

   Net income for the third quarter of 1999 was $23 million as compared to $25 million for the third quarter of 1998. Revenues increased from $108 million in the third quarter of 1998 to $120 million in the third quarter of 1999, reflecting higher finance income earned on retail and other notes and finance leases and increased operating lease income. The year-over-year decrease in net income is attributed to lower margins on receivables and lower gains on asset-backed securitizations due to a rising interest rate environment and competitive market conditions, and additional provisions for loan losses. The increased loan loss provisions support the significant growth in Case Capital's serviced portfolio, as well as higher losses resulting from the weakening agricultural market. In addition, operating results for the third quarter of 1999 reflected increased interest expense due to higher average on-balance-sheet receivables and increased equipment on operating leases, as well as higher operating expenses in support of Case Capital's growth initiatives.

Nine Months Ended September 30, 1999 vs. Nine Months Ended September 30, 1998

Analysis of Results of Operations

 Summary of Revenues

   Case's revenues for the first nine months of 1999 and 1998 were derived from the following sources (in millions):

                                                                   For the Nine
                                                                      Months
                                                                       Ended
                                                                   September 30,
                                                                   -------------
                                                                    1999   1998
                                                                   ------ ------
      Revenues:
        Net sales:
          Agricultural equipment.................................. $2,014 $2,687
          Construction equipment..................................  1,555  1,674
                                                                   ------ ------
            Total net sales.......................................  3,569  4,361
        Financial services........................................    346    264
        Other revenues............................................     22     24
                                                                   ------ ------
            Total revenues........................................ $3,937 $4,649
                                                                   ====== ======

   During the fist nine months of 1999 and 1998, net sales of Case products were made into the following geographic regions (in millions):

                                                                   For the Nine
                                                                      Months
                                                                       Ended
                                                                   September 30,
                                                                   -------------
                                                                    1999   1998
                                                                   ------ ------
      Net sales:
        North America............................................. $1,830 $2,463
        Europe*...................................................  1,341  1,412
        Asia Pacific..............................................    227    222
        Latin America.............................................    171    264
                                                                   ------ ------
          Total net sales......................................... $3,569 $4,361
                                                                   ====== ======

--------
*Includes Africa and the Middle East.

Revenues

   On a consolidated basis, worldwide revenues decreased $712 million or 15% in the first nine months of 1999 to $3,937 million. Net sales of farm equipment and construction equipment decreased $792 million or 18% to $3,569 million. The decrease in net sales consists of a 19% volume decrease, partially offset by a 1% increase resulting from the impact of acquisitions.

   Sales in North America were $1,830 million in the first nine months of 1999, down 26% versus the $2,463 million reported for the same period in 1998. The year-over-year decrease primarily reflects lower sales of tractors, combines, loader/backhoes, crawler dozers and excavators, partially offset by increased sales of skid steers and cotton pickers. In Europe, sales for the first nine months of 1999 were $1,341 million, down 5% from the $1,412 million reported in the same period in 1998, primarily reflecting decreased sales of loader/backhoes, low horsepower tractors and combines, partially offset by increased sales of excavators, cotton pickers and large row-crop tractors. In the Company's Asia Pacific region, sales were $227 million, up slightly from the $222 million reported during the first nine months of 1998. In the Company's Latin American region, sales of Case agricultural and construction equipment were $171 million, down 35% from the $264 million reported during the same period in 1998, reflecting ongoing unfavorable economic conditions in Brazil.

   In the first nine months of 1999, Case Capital revenues increased 31% to $346 million, as compared to $264 million during the same period in 1998, primarily driven by increased finance revenues earned on retail and other notes and finance leases.

Earnings

   The Company recorded a net loss of $(15) million in the first nine months of 1999, as compared to net income of $258 million in 1998. On a diluted basis, the Company reported a per share loss of $(0.24) in the first nine months of 1999, as compared to diluted earnings per share of $3.30 in the same period of 1998.

   The Company's industrial operations recorded a loss, before equity income of Case Capital, of $(79) million in the first nine months of 1999, as compared to income of $196 million in the same period of 1998. The Company's nine month operating results include the impact of aggressive actions initiated by the Company in response to the industry-wide downturn in the agricultural equipment market, as well as the impact of unfavorable economics and higher bad debt provisions. This decrease in operating earnings was partially offset by favorable manufacturing performance, savings from restructuring actions and improved pricing. The Company has progressively lowered agricultural equipment production to address declining retail demand and is continuing its cost reduction initiatives. The decrease in net income primarily resulted from a 25% decrease in agricultural equipment sales, as well as currency depreciation in Brazil.

   Case's operating earnings for the first nine months of 1999 were $33 million, as compared to $414 million for the same period in 1998. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles, restructuring charges and extraordinary items, including the income of Case Capital on an equity basis. Case Capital recorded net income of $64 million in the first nine months of 1999, as compared to net income of $62 million for the same period in 1998. A reconciliation of Case Industrial's income to operating earnings is as follows (in millions):

                                                               Case Industrial
                                                                 Nine Months
                                                                    Ended
                                                                September 30,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
      Net income (loss)....................................... $   (15) $   258
      Income tax provision (benefit)..........................     (50)      86
      Interest expense........................................      98       70
                                                               -------  -------
        Operating earnings.................................... $    33  $   414
                                                               =======  =======

   Consolidated interest expense was $230 million in the first nine months of 1999, as compared to $170 million in the first nine months of 1998. The year-over-year increase in consolidated interest expense primarily reflects higher average debt levels, largely due to the growth in Case Capital's on-balance-sheet receivables and increased equipment on operating leases.

   Case Industrial's effective income tax rate of 39% for the first nine months of 1999 was higher than the U.S. statutory rate of 35% primarily due to the reversal of previously recorded global tax reserves, state tax benefits, recognition of tax benefits from the Company's foreign sales corporation and research and development tax credits, partially offset by foreign income taxed at different rates and losses in certain foreign jurisdictions for which no immediate tax benefit was recognizable. Case Industrial's effective tax rate of 30% for the first nine months of 1998 reflects the recognition of tax benefits from the Company's foreign sales corporation, research and development tax credits, and net reductions in the tax valuation reserves in certain foreign jurisdictions, partially offset by state income taxes and foreign income taxed at different rates.

   Case Capital's effective income tax rate of 36% for the first nine months of 1999 was higher than the U.S. statutory tax rate of 35%, primarily due to foreign income taxed at different rates and state income taxes. For the first nine months of 1998, Case Capital's effective tax rate of 35% was equal to the U.S. statutory rate.

Business Segment Operating Results

   The following is a discussion of Case Corporation's industry segment operating results. Case defines operating earnings as industrial earnings before interest, taxes, changes in accounting principles, restructuring charges and extraordinary items. Operating earnings for Case Capital are reported on a net income basis.

 Agricultural Equipment

   Operating earnings for Case's worldwide agricultural equipment business decreased from $185 million in the first nine months of 1998 to an operating loss of $(161) million in 1999. The decrease in operating earnings is primarily due to significantly lower year-over-year agricultural equipment sales in nearly all product categories, particularly higher margin, large equipment, and increased selling, general and administrative expenses. Agricultural equipment sales decreased $673 million or 25% in the first nine months of 1999 to $2,014 million, reflecting the dramatic year-over-year global decline in the agricultural equipment industry. Worldwide sales of high horsepower and four-wheel drive tractors decreased 48% while worldwide sales of combines decreased 40% from the same period last year. The lower retail demand and resulting decrease in dealer orders were due to the continued decline in the global agricultural market and the overall economic uncertainties in several emerging markets. In addition, commodity prices and exports of farm commodities have dropped substantially year-over-year, affecting large-scale production agriculture. Selling, general and administrative expenses in the first nine months of 1999 increased over the prior year's level primarily due to additional bad debt provisions resulting from economic uncertainties in several emerging markets. These decreases in operating earnings were partially offset by lower research, development and engineering expenses due to project reprioritization and reductions in discretionary spending, favorable manufacturing performance, improved pricing, as well as benefits from the Company's restructuring actions and ongoing cost improvement initiatives.

 Construction Equipment

   Operating earnings for Case's worldwide construction equipment business decreased from $167 million in the first nine months of 1998 to $130 million in 1999. The decrease in operating earnings is primarily due to increased selling, general and administrative expenses and other expenses. Selling, general and administrative expenses increased primarily due to higher year-over-year trade show costs. Research, development and engineering expenses increased largely due to expenditures for new product development. Construction equipment sales decreased $119 million or 7% in the first nine months of 1999 to $1,555 million, primarily due to decreased sales of loader/backhoes, wheel loaders and crawler dozers, partially offset by increased sales of skid steers and excavators. These decreases in operating earnings were partially offset by favorable manufacturing performance, savings from the Company's restructuring actions and ongoing cost improvement initiatives and improved pricing.

 Financial Services

   Net income for the first nine months of 1999 was $64 million, up slightly as compared to $62 million for the first nine months of 1998. The improvement in net income is attributed to higher finance income from strong growth in receivables and finance leases, as well as increased operating lease income. These increases were partially offset by higher operating expenses, lower gains on asset-backed securitizations due to a rising interest rate environment and competitive market conditions, and additional provisions for loan losses. The increased loan loss provisions support the significant growth in Case Capital's serviced portfolio, as well as higher losses resulting from the weakening agricultural market. In addition, operating results for the first nine months of 1999 reflect increased interest expense due to higher average on-balance-sheet receivables and increased equipment on operating leases, as well as higher operating expenses in support of Case Capital's growth initiatives.

Liquidity and Capital Resources

   The discussion of liquidity and capital resources focuses on the balance sheets and statements of cash flows. The Company's operations are capital intensive and subject to seasonal variations in financing requirements for dealer receivables and inventories. Whenever necessary, funds provided from operations are supplemented from external sources.

   In the first nine months of 1999, cash used by operating activities was $141 million. Cash provided by Case Industrial during the first nine months was $167 million and cash used by Case Capital was $308 million. Net cash provided by Case Industrial's operating activities was primarily due to lower production levels which resulted in lower receivables and inventory, partially offset by higher year-over-year expenditures for restructuring activities, including expenditures related to the closing of the Company's Hamilton, Ontario, and Hugo, Minnesota, manufacturing facilities. Cash used by Case Capital's operating activities was $308 million, reflecting the continued growth of Case Capital's on-balance-sheet portfolio. In the first nine months of 1998, cash used by operating activities was $1,011 million. Cash used by Case Industrial and Case Capital during the first nine months of 1998 was $564 million and $447 million, respectively. The net cash used by operating activities primarily resulted from increased levels of wholesale and retail receivables and inventory, partially offset by net income and depreciation and amortization. The increase in wholesale and retail receivables reflects higher levels of actual sales volumes, as well as increased levels of on-balance-sheet receivables as part of Case Capital's growth initiatives. The increase in inventories reflects the impact of 1997 acquisitions and anticipated third quarter shipments to Eastern Europe and the Commonwealth of Independent States that, as a result of deteriorating economic conditions in these regions, did not materialize in 1998.

   Net cash used by investing activities was $175 million and $435 million for the first nine months of 1999 and 1998, respectively. Case invested $89 million and $108 million in property, plant and equipment during the first nine months of 1999 and 1998, respectively. Cash used by Case Capital included $108 million and $273 million for the purchase of equipment on operating leases during the first nine months of 1999 and 1998, respectively.

   Net cash provided by financing activities was $359 million for the first nine months of 1999, primarily due to the issuance of $618 million of medium-term notes by Case Credit to repay outstanding debt and fund its growing portfolio. Net cash provided by financing activities was $1,303 million for the first nine months of 1998 and was primarily used to support increased levels of receivables and inventories, as well as increased equipment on operating leases. In addition, the Company used $145 million of cash to repurchase shares of its Common Stock under its previously announced share repurchase programs. During the first nine months of 1998, Case Credit issued an aggregate of $629 million of medium-term notes. The net proceeds from the medium-term note issuances were used to fund Case Capital's growth initiatives and for other corporate purposes, including the repayment of indebtedness.

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

   An analysis of Case's 1992 Restructuring Program is summarized in the table below (in millions):

                                                       1999 Activity
                                            ------------------------------------
                                             Balance at             Balance at
                                            December 31, Reserves  September 30,
                                                1998     Utilized*     1999
                                            ------------ --------- -------------
      Employee termination payments.......      $22        $ (6)        $16
      Cost related to
       closing/selling/downsizing existing
       facilities.........................       11          (3)          8
      Other costs.........................        4          (2)          2
                                                ---        ----         ---
      Total restructuring.................      $37        $(11)        $26
                                                ===        ====         ===

--------
*Includes currency translation

   During the first nine months of 1999, the Company expended $4 million for employee termination payments related to the final severance, outplacement and other benefit payments related to the closure of the Neuss, Germany, facilities. The Company also expended $2 million for employee termination payments related to the outsourcing and rationalization of manufacturing at the Company's component plants in France. The remaining reserve balance of $16 million for employee termination payments at September 30, 1999, is for costs to complete the outsourcing and rationalization of selected parts production and manufacturing at the Company's component plants in France, as well as the rationalization of company-owned retail stores in Europe.

   During the first nine months of 1999, the Company expended $3 million to complete the closure of the Neuss headquarters and administrative offices. All administrative operations at Neuss have now been integrated into other existing Case facilities. The September 30, 1999, reserve balance of $8 million for costs related to closing/selling/downsizing existing facilities includes all final closure/sale costs for the rationalization of nine company-owned retail stores in Europe.

   During the first nine months of 1999, the Company expended $2 million for legal and professional fees associated with the retail store negotiations and the closure of the Neuss headquarters and administrative offices. The $2 million reserve balance is for the remaining legal and professional fees for the rationalization of the nine company-owned retail stores in Europe.

   Management believes that the reserve balance of $26 million at September 30, 1999, is adequate to complete the remaining actions as outlined under the 1992 Restructuring Program, and the Company anticipates that all actions under this program will be completed by December 31, 1999.

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

   An analysis of Case's 1998 Restructuring Program is summarized in the table below (in millions):

                                  1998 Activity                 1999 Activity
                             ----------------------- ------------------------------------
                                 1998                 Balance at             Balance at
                             Restructuring Reserves  December 31, Reserves  September 30,
                                Program    Utilized*     1998     Utilized*     1999
                             ------------- --------- ------------ --------- -------------
Employee termination
 payments..................      $ 58        $ (8)       $50        $(44)        $ 6
Pension and OPRB costs.....        36         (36)       --          --          --
Writedown of assets:
  Property, plant and
   equipment...............        25         (25)       --          --          --
Cost related to
 closing/selling/downsizing
 existing facilities.......        12          (1)        11          (9)          2
Other costs................         1         --           1         --            1
                                 ----        ----        ---        ----         ---
    Total restructuring....      $132        $(70)       $62        $(53)        $ 9
                                 ====        ====        ===        ====         ===

--------
*Includes currency translation.

   During the third quarter of 1999, the Company completed the closure of its Hamilton, Ontario, manufacturing facility. During the second quarter, the Company completed the closure of its Hugo, Minnesota, manufacturing facility. The Company has integrated the majority of the related product lines from these facilities into other existing Case manufacturing locations in Kansas, Illinois and North Dakota or, in some instances, it has outsourced production.

   The reserve balance of $6 million for employee termination payments at September 30, 1999, represents the remaining cash severance costs to be paid to personnel as a result of closing and/or downsizing manufacturing facilities in the United States, Canada, Europe, Australia and Brazil. These termination payments include the cost of severance and contractual benefits in accordance with collective bargaining arrangements and Company policy, and also include costs for outplacement services, medical, supplemental unemployment, and vacation and retirement payments. The Company has terminated approximately 2,500 people under the 1998 Restructuring Program as of September 30, 1999.

   The reserve balance of $2 million at September 30, 1999, for costs related to closing/selling/downsizing existing facilities, is for remaining facility exit costs for the Hamilton closure. These facility exit costs include employee costs associated with the plant closure and related legal and professional expenses. During the first nine months of 1999, the Company expended $9 million for closure costs related to Hamilton and Hugo, as well as for costs to terminate dealer contracts as a direct result of downsizing Case agricultural equipment operations in Germany, Brazil and Argentina.

   Other costs of $1 million at September 30, 1999, are primarily for incremental legal and professional costs to support the 1998 Restructuring Program.

   Management believes that the restructuring reserve balance of $9 million at September 30, 1999, is adequate to carry out the remaining actions as outlined under the 1998 Restructuring Program, and the Company anticipates that all actions under this program will be completed by December 31, 1999.

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

   The Company believes, based upon its review and efforts to date, that external and internal remediation costs to be incurred for the modification of internal-use software to address Year 2000 issues will, in the aggregate, approximate $40 million to $45 million. As of September 30, 1999, the Company has incurred approximately $34 million in costs for Year 2000 remediation, and the Company currently anticipates that remaining Year 2000 remediation costs will approximate $6 million for the balance of 1999 and $3 million in 2000. These cost estimates include the costs of external contractors, non-capitalizable purchases of software and hardware, and the direct cost of internal employees working on Year 2000 projects. Case maintains a process that tracks the cost and time of external contractors, however, the Company does not separately track its own internal costs incurred for the Year 2000 project. Internal costs are compiled principally from the related payroll records for those personnel directly working on the Year 2000 effort. The Company's cost estimate does not include the cost of implementing contingency plans or any potential litigation or warranty costs related to Year 2000 issues if the Company's remediation efforts are not successful.

   Case has also undertaken a program to alert its suppliers and dealers of Year 2000 issues. Based on its contacts with suppliers and dealers, the Company believes that a majority of its dealers and suppliers are Year 2000 compliant. Case will continue to work with its remaining suppliers and its dealers throughout 1999 to secure Year 2000 compliance by December 31, 1999. Based on third-party representations and internal testing, and subject to the Company's ongoing compliance efforts, the costs and uncertainties relating to timely resolution of Year 2000 issues applicable to the Company's business and operations are not reasonably expected by the Company to have a material adverse effect on Case's financial position, cash flows or results of operations. For those suppliers and dealers that have not adequately responded to our Year 2000 concerns, we are following up to ultimately achieve an acceptable level of compliance within our supply chain. As there can be no assurance that an acceptable level of Year 2000 compliance will be achieved, Case's initial contingency plans will address potential issues.

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

   Based upon Case's review and efforts to date, the Company currently has completed a majority of its critical Year 2000 compliance issues, and the Company plans to continue integration testing throughout the balance of 1999. If Case's Year 2000 compliance efforts, as well as the efforts of the Company's suppliers and dealers, individually and in the aggregate, are not successful, it could have a material adverse effect on the Company's financial position, cash flows and results of operations. Factors that could cause actual results to differ include unanticipated supplier or dealer failures, disruption of utilities, transportation or telecommunications breakdowns, foreign or domestic governmental failures, as well as unanticipated failures on our part to address Year 2000 related issues. The Company's most reasonably likely worst case scenario in light of these risks would involve a potential loss in sales resulting from order, production and shipping delays throughout the Company's supply chain caused by Year 2000 related disruptions. The degree of sales loss impact would depend on the severity of the disruption, the time required to correct it, whether the sales loss was temporary or permanent, and the degree to which our primary competitors were also impacted by the disruption. As of September 30, 1999, the Company has completed its initial Year 2000 contingency plans that are designed to mitigate the impact on the Company if its Year 2000 compliance efforts are not successful. The Company will continue, throughout the remaining months in 1999, to work on developing and implementing Rapid Response Teams along with implementing plan preparation activities and plan testing. Case's contingency plans include the use of alternative systems and non-computerized approaches to our business, including manual procedures for machine operation, collecting and reporting of its business information, as well as alternative sources of supply. At this time, the Company does not plan to stockpile inventory or supplies as part of its contingency plans.

   The information included in this "Year 2000" section represents forward-looking statements and involves risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

Outlook

   The market conditions for Case's agricultural and construction equipment and financial services businesses vary by regions of the world.

   Industry demand for agricultural equipment continued to decline during the third quarter of 1999, principally in combines and row-crop tractors in North America. This decline was driven by sustained low commodity prices, resulting from continued high grain stock levels and historically lower exports of farm commodities to Asia and other markets. The decline in exports has particularly affected large-scale, production agriculture farmers. While prospects for exports have improved, a strong 1999 harvest has kept commodity prices at low levels. In addition, financing for equipment purchases in emerging markets is expected to remain extremely difficult. As a result of these factors, the Company now expects industry unit sales of higher-margin, production agricultural equipment in North America to decline by approximately 35 to 40 percent in 1999. However, due to stronger sales in Europe and Asia, worldwide unit sales of agricultural equipment are still expected to be approximately 8 to 10 percent lower than the previous year.

   The global outlook for the construction equipment market continues to be stable, with the exception of Latin America. In North America, demand for the balance of 1999 is expected to remain strong, supported by sustained levels of construction activity and a healthy economy. Overall conditions remain favorable for construction activity, even though interest rates have risen recently. In Europe, the sales outlook continues to improve as a result of stronger market conditions in France and the United Kingdom. In the Asia Pacific region, business conditions have improved and the company expects construction equipment sales to rise slightly from low 1998 levels. In Latin America, weaker economic conditions have resulted in declines in government spending and commercial privatization, principally in Brazil. This is driving 1999 construction activity to be significantly lower than prior year. In total, worldwide industry unit sales of construction equipment in 1999 are expected to remain unchanged from 1998 levels.

   For the balance of 1999, the Company now expects further declines in unit sales of Case agricultural equipment, particularly in combines and row-crop tractors and, as a result, the Company will continue to reduce its production to maintain inventory levels in this period of lower demand. In addition, fourth quarter production of Case construction equipment will be lower as part of the Company's ongoing supply chain management initiative to achieve lower inventory levels. These actions will adversely impact Case's fourth quarter 1999 results, and the Company expects that it will be unprofitable for this period.

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

Agreement and Plan of Merger

   On May 15, 1999, Case Corporation, a Delaware corporation ("Case"), Fiat S.p.A., a company organized under the laws of Italy, New Holland N.V., a company organized under the laws of the Netherlands ("New Holland"), and Fiat Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Fiat ("Merger Sub"), entered into an Agreement and Plan of Merger whereby Merger Sub will merge (the "Merger") with and into Case, with Case as the surviving corporation in the Merger (the "Merger Agreement"). At the effective time of the Merger, each share of Case Common Stock, par value $0.01 per share, outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $55 in cash. Consummation of the Merger is subject to a number of conditions, including (i) the approval and adoption of the Merger Agreement by the stockholders of Case entitled to vote thereon,
(ii) the expiration of all required regulatory waiting periods applicable to the Merger, and (iii) certain other customary conditions.

   A Special Meeting of Stockholders was held on August 17, 1999, for the purpose of considering and voting on a proposal to approve and adopt the Merger Agreement. The Stockholders of Case Corporation approved the proposal to approve and adopt the Merger Agreement. Also see Item 4. "Submission of Matters to a Vote of Security Holders."

Subsequent Event

   As of November 4, 1999, both the European Commission and the U.S. Department of Justice had approved the merger of Case and New Holland as described in "Agreement and Plan of Merger." In approving the merger, the European Commission and the U.S. Department of Justice identified a number of competitive concerns related to the combined operations of Case and New Holland in specified product lines and markets. These competitive concerns have been addressed and Case and New Holland have committed to a number of actions, including divestiture of the following product lines and facilities:

  (a) Case's CX and MXC product lines and the Doncaster, United Kingdom, plant in which they are assembled;

  (b) New Holland's Laverda combine harvester product line (excluding hillside models) and the Breganze, Italy, facility in which they are made;

  (c) Case's large square balers assembled in Neustadt, Germany;

  (d) Case's Fermec brand loader/backhoe and industrial tractor product lines and the Fermec manufacturing plant in Manchester, United Kingdom;

  (e) Case's ownership interest in Hay & Forage Industries in Hesston, Kansas, a 50/50 joint venture with Agco Corporation that produces hay and forage implements; and

  (f) New Holland's Versatile four-wheel drive tractor line and Genesis two-wheel drive tractor line, along with the Winnepeg, Canada, plant in which they are made.

   In addition, to address specific market issues in Austria, the parties have agreed to license or build the Steyr model M-948 and M-958 (and equivalent Case IH models) for sale by a third party.

   The impact of the above-mentioned divestitures represents, on a pro forma basis, approximately 6% of the combined 1998 revenues of Case and New Holland.

   As all conditions of the Merger Agreement have been met, Case and New Holland have announced that the closing date of the merger is anticipated to be Friday, November 12, 1999. Also see "Agreement and Plan of Merger."

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings

   For a description of legal proceedings to which the Company is party, see footnote 7 to the Case financial statements included in this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

   A Special Meeting of Stockholders of the Company was held on August 17, 1999. At the meeting, stockholders voted upon a proposal for the approval and adoption of the Agreement and Plan of Merger dated as of May 15, 1999 by and among Fiat S.p.A., New Holland N.V., Case Corporation and Fiat Acquisition Corporation and the transactions contemplated thereby. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There were 55,978,346 shares of common stock present at the meeting in person or by proxy, each such share being entitled to one vote on the matter being voted upon.

   The Agreement and Plan of Merger and the transactions contemplated thereby was approved and adopted by the following vote, such vote representing more than 71% of the total number of shares of common stock outstanding on the record date for the meeting and entitled to vote:

      Votes For                    Votes Against                                   Abstentions
      ---------                    -------------                                   -----------
      55,637,241                      183,640                                        157,465

   There were no broker non-votes on the aforementioned matter at the meeting.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

   A list of the exhibits included as part of this Form 10-Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

     (b) Reports on Form 8-K.

   In a Current Report on Form 8-K dated July 20, 1999, the Company reported the issuance of a press release disclosing, among other things, its unaudited financial results for the quarter ended June 30, 1999.

   In a Current Report on Form 8-K dated August 17, 1999, the Company reported the issuance of a press release disclosing, among other things, the approval by its stockholders of the Agreement and Plan of Merger, dated as of May 15, 1999, by and among the registrant, Fiat S.p.A., New Holland N.V., and Fiat Acquisition Corporation, and the transactions contemplated by that agreement.

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

Date: November 10, 1999

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